Form 10-Q
period 1996-06-29
DI GIORGIO CORP
filed 1996-08-13
CIK 28871

- - ----------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                ------------------

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 29, 1996               Commission File No. 1-1790

                                    ----------

                               DI GIORGIO CORPORATION
                (Exact name of registrant as specified in its charter)

                   Delaware                                94-0431833
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)              Identification Number)



            380 Middlesex Avenue                             07008
            Carteret, New Jersey                           (Zip Code)
    (Address of principal executive offices)



         Registrant's telephone number including area code:  (908) 541-5555

                                    ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X           No
                              ----------          ----------







As of July 24, 1996, there were 101.62 shares of Class A Common Stock and
100 shares of Class B Common Stock, par value of each class $.01, outstanding.
- - ----------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                     INDEX


PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Consolidated Condensed Balance Sheets,
      December 30, 1995 and June 29, 1996 (Unaudited).............      1

     Consolidated Condensed Statements of Operations,
      Twenty-Six Weeks and Thirteen Weeks Ended
      July 1, 1995 and June 29, 1996 (Unaudited)..................      2

     Consolidated Condensed Statement of Stockholder's Equity,
      Twenty-Six Weeks Ended June 29, 1996 (Unaudited)............      3

     Consolidated Condensed Statements of Cash Flows,
      Twenty-Six Weeks Ended July 1, 1995 and June 29, 1996
      (Unaudited).................................................      4

     Notes to Consolidated Condensed Financial Statements.........      5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................      6


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.....................................     10

Item 6.     Exhibits and Reports on Form 8-K......................     10

Signatures........................................................     11

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                December 30,      June 29,
                                                   1995             1996
                                                                 (Unaudited)
                     ASSETS
Current Assets:
  Cash..........................................       $302           $571
  Accounts and notes receivable.................     70,864         64,322
  Inventories...................................     52,331         50,120
  Prepaid expenses..............................      3,479          3,702
                                                      -----          -----
        Total current assets....................    126,976        118,715
                                                    -------        -------
Property, Plant & Equipment
  Cost..........................................     71,043         71,324
  Accumulated depreciation......................    (10,985)       (13,541)
                                                     ------         ------
  Net...........................................     60,058         57,783
                                                     ------         ------
Long-term notes receivable......................      7,195          8,954
Other assets....................................     12,680         12,569
Deferred financing costs........................      4,828          4,331
Excess of costs over net assets acquired........     95,510         94,064
                                                     ------         ------
                                                   $307,247       $296,416
                                                   ========       ========
         LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities:
  Notes payable.................................    $32,303        $35,987
  Accounts payable..............................     58,414         47,732
  Accrued expenses..............................     25,307         26,954
  Current installment long-term obligations.....      3,771          3,869
                                                      -----          -----
        Total current liabilities...............    119,795        114,542
                                                    -------        -------
Long-term debt..................................    108,809        103,396
Capital lease liability.........................     33,902         32,731
Other long-term liabilities.....................      9,131          8,089

Stockholder's Equity:
  Common stock..................................          -              -
  Additional paid-in-capital....................     45,944         45,944
  Accumulated deficit...........................    (10,334)        (8,286)
                                                     ------          -----
        Total stockholder's equity..............     35,610         37,658
                                                     ------         ------
                                                   $307,247       $296,416
                                                   ========       ========

              See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                Thirteen weeks ended  Twenty-six weeks ended
                                --------------------  ----------------------
                                July  1,    June 29,    July 1,     June 29,
                                 1995         1996       1995         1996
Revenue:
  Net Sales.....................$254,125    $258,322   $509,003    $522,183
  Storage revenue...............     377         389        751         748
                                     ---         ---        ---         ---
        Total Revenue........... 254,502     258,711    509,754     522,931
Cost of Products Sold........... 228,769     230,491    458,997     467,214
                                 -------     -------    -------     -------
Gross Profit-exclusive of
 warehouse expense shown below..  25,733      28,220     50,757      55,717

  Warehouse expense.............   9,482       9,999     19,925      20,248
  Transportation expense........   5,859       5,330     11,638      10,955
  Selling, general and
  administrative expense........   5,696       6,066     11,457      12,142
  Amortization-excess of cost
  over net assets acquired......     723         723      1,446       1,446
                                     ---         ---      -----       -----
Operating Income................   3,973       6,102      6,291      10,926

  Interest expense-net..........   4,959       4,433      9,592       9,174
  Amortization-deferred financing
  costs.........................     366         249        721         497
  Other <income>-net............  (1,572)     (1,544)    (3,224)     (2,741)
                                   -----       -----      -----       -----
Income from continuing operations
  before income taxes...........     220       2,964       (798)      3,996
Income taxes....................     378       1,452        259       2,167
                                     ---       -----        ---       -----
<Loss> income before
 extraordinary item.............    (158)      1,512     (1,057)      1,829
Extraordinary item-gain on
 extinguishment of debt-net
 of tax.........................       0         219          0         219
                                     ---         ---        ---         ---
Net <loss> income...............   ($158)     $1,731    ($1,057)     $2,048
                                     ====      =====      =====       =====

              See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                Additional
                      Class A        Class B     Paid-In
                     Common Stock  Common Stock  Capital  (Deficit)  Total
                     ------------  ------------  -------   -------   ------
                     Shares Total  Shares Total
Balance at
 December 30, 1995   101.62  $ --  100.00  $ --  $45,944  ($10,334) $35,610

Net income:
 twenty-six weeks
 ended June 29, 1996     --    --      --    --       --     2,048    2,048
                     ------  ----  ------  ----  -------   -------   ------
Balance at
 June 29, 1996       101.62  $ --  100.00  $ --  $45,944   ($8,286) $37,658
                     ======  ====  ======  ====  =======    ======  =======

              See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                     Twenty-six weeks ended
                                                       July 1,    June 29,
                                                        1995        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
<Loss> income from operations....................... ($1,057)       $2,048
Adjustments to reconcile net income to net cash
 used in operating activities
   Extraordinary gain on the extinguishment of
   debt-net of tax..................................       0          (219)
   Depreciation and amortization....................   1,845         2,315
   Amortization.....................................   2,410         2,206
   Provision for bad debts..........................   1,050         1,300
   Increase in prepaid pension cost.................    (210)         (210)
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable..............................   5,837         5,242
   Inventory........................................   2,491         2,211
   Prepaid expenses & other current assets..........  (1,114)         (204)
   Long-term receivables............................     347        (1,759)
   Others assets....................................    (321)          322
  Increase (decrease) in:
   Accounts payable, accrued expenses and
    other liabilities............................... (17,217)      (10,204)
                                                      ------        ------
Net cash <used in> provided by operating
 activities.........................................  (5,939)        3,048
                                                       -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment...........  (1,263)         (342)
                                                       -----           ---
Net cash used in investing activities...............  (1,263)         (342)
                                                       -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit.......   3,819         3,684
Refinancing of Farmingdale, NY property.............   6,600             0
Capital lease payments..............................  (2,885)       (1,101)
Long-term debt payments.............................    (381)       (5,020)
Deferred financing fees paid........................    (209)            0
                                                         ---           ---
Net cash provided by <used in> financing activities.   6,944        (2,437)
                                                       -----         -----
<Decrease> increase in cash.........................    (258)          269
Cash at beginning of period.........................     695           302
                                                         ---           ---
Cash at end of period...............................    $437          $571
                                                         ===           ===
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest........................................  $9,628        $9,604
                                                       =====         =====
    Income Taxes....................................    $112           $71
                                                         ===            ==
              See Notes to Consolidated Condensed Financial Statements

                    DI GIORGIO CORPORATION AND SUBSIDIARIES

                                   NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.     BASIS OF PRESENTATION

The consolidated condensed balance sheet as of June 29, 1996, the consolidated condensed statements of operations for the twenty-six weeks and the thirteen weeks ended July 1, 1995 and June 29, 1996, the consolidated condensed statement of stockholder's equity for the twenty-six weeks ended June 29, 1996, and the consolidated condensed statements of cash flows for the twenty-six weeks ended July 1, 1995 and June 29, 1996 and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 1995 and Form 10Q for the quarter ended March 30, 1996, filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

Item 2.     Management's Discussion and Analysis of Financial Condition and
           Results of Operation

Results of operations for the thirteen weeks ended June 29, 1996 and July 1,
1995

Net sales for the thirteen weeks ended June 29, 1996 increased $4.2 million or 1.7% to $258.3 million as compared to $254.1 million in the thirteen weeks ended July 1, 1995. The increase primarily reflects higher same customer sales.

Gross margin (excluding warehouse expense) increased to 10.9% of net sales in the thirteen weeks ended June 29, 1996 from 10.1% of net sales in the prior period as a result of a more favorable mix of product sold as well as improved purchasing efficiencies at the Company's dairy division.

Warehouse expense increased to 3.9% of net sales or $10.0 million in the thirteen weeks ended June 29, 1996 as compared to 3.7% of net sales or $9.5 million in the prior period as improvements in the grocery and frozen divisions were offset by higher temporary costs in the dairy division as it undergoes a change in its receiving and warehousing systems. In addition, beginning with the second quarter of 1996, the entire cost of the Kearny facility is included in current operations whereas in the past it had been included as part of a facility integration expense reserve stemming from the acquisition of the Royal dairy division in 1994.

Transportation expense decreased to 2.1% of net sales or $5.3 million in the thirteen weeks ended June 29, 1996 from 2.3% of net sales or $5.9 million in the prior period as a result of better utilization of its transportation fleet. This was accomplished through the use of larger trailers and more structured delivery schedules thereby reducing the number of deliveries. These savings were partly offset by higher wages.

Selling, general and administrative expense increased to 2.3% of net sales or $6.1 million in the thirteen weeks ended June 29, 1996 from 2.2% of net sales or $5.7 million in the prior period.

Other income remained relatively flat at approximately $1.5 million.

Interest expense decreased to $4.4 million in the thirteen weeks ended June 29, 1996 from $5.0 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt, which reduction resulted from the retirement of $4.8 million of the Company's 12% senior notes.

The Company recorded an income tax provision of $1.5 million resulting in an effective income tax rate of 49%. The Company's estimated effective tax rate is higher than its statutory tax rate primarily as a result of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses for tax purposes, the Company does not expect to pay federal income tax for the current year.

The Company recorded net income for the thirteen weeks ended June 29, 1996 of $1.7 million, which included a $219,000 net gain on the extinguishment of $4.8 million of its 12% senior notes. The $1.7 million net profit for the quarter compares to a net loss $158,000 in the comparable prior year period.


Results of operations for the twenty-six weeks ended June 29, 1996 and July 1, 1995

Net sales for the twenty-six weeks ended June 29, 1996 increased $13.2 million or 2.6% to $522.2 million as compared to $509.0 million in the twenty-six weeks ended July 1, 1995. The increase sales primarily reflects higher same customer sales.

Gross margin (excluding warehouse expense) increased to 10.7% of net sales in the twenty-six weeks ended June 29, 1996 from 10.0% of net sales in the prior period as a result of a more favorable mix of product sold as well as improved purchasing efficiencies at the Company's dairy division.

Warehouse expense remained constant at 3.9% of net sales as improvements in the grocery and frozen divisions were offset by higher temporary costs in the dairy division as it undergoes a change in its receiving and warehousing systems. In addition, beginning with the second quarter of 1996, the entire cost of the Kearny facility is included in current operations whereas in the past it had been included as part of a facility integration expense reserve stemming from the acquisition of the Royal dairy division in 1994.

Transportation expense decreased to 2.1% of net sales or $11.0 million in the twenty-six weeks ended June 29, 1996 from 2.3% of net sales or $11.6 million in the prior period as a result of better utilization of its transportation fleet. This was accomplished through the use of larger trailers and more structured delivery schedules thereby reducing the number of deliveries. These savings were partly offset by higher wages.

Selling, general and administrative expense remained flat at 2.3% of net sales.

Other income declined to $2.7 million from $3.2 million in the prior period reflecting the inclusion in the prior period of a one-time settlement of a lawsuit for approximately $500,000.

Interest expense decreased to $9.2 million in the twenty-six weeks ended June 29, 1996 from $9.6 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt, which reduction resulted from the retirement of $4.8 million of the Company's 12% senior notes partially offset in 1996 by the inclusion of the $28 million Carteret facility capital lease for the full period.

The Company recorded an income tax provision of $2.2 million resulting in an effective income tax rate of 54%. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses for tax purposes, the Company does not expect to pay federal income tax for the current year.

The Company recorded net income for the twenty-six weeks ended June 29, 1996 of $2.0 million, which included a $219,000 gain on the extinguishment of debt net of tax, as compared to a net loss $1.1 million in the prior period.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated debt service requirements, working capital needs, and capital expenditures during fiscal 1996.

During the twenty-six weeks ended June 29, 1996, cash flow provided by operating activities was $3.4 million consisting primarily of cash generated from net income, non-cash expenses and declines of $2.2 million in inventory and $5.2 million in net receivable levels being partially offset by a $10.1 million decrease in accounts payable, accrued expense and other liabilities.

Cash flow used in investing activities during the twenty-six weeks ended June 29, 1996 was approximately $342,000, all of which was used for capital expenditures. Net cash used in financing activities was approximately $2.4 million, primarily used to retire long-term debt.

Borrowings under the Company's revolving bank credit facility were $36.0 million at June 29, 1996. Additional borrowing capacity of $27.7 million was available at that time under the Company's borrowing base formula.

Earnings before interest, taxes and depreciation ("EBITDA") was $17.7 million during the twenty-six weeks ended June 29, 1996 as compared to $13.1 million in the comparable prior year period and $9.6 million during the thirteen weeks ended June 29, 1996 as compared to $7.3 million in the comparable prior year period.

The consolidated indebtedness and stockholder's equity of the Company on June 29, 1996 were $176.0 million and $37.7 million, respectively compared to $193.6 million and $34.2 million at July 1, 1995.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of June 29, 1996, the Company was in compliance with its covenants.

The indenture governing the Company's 12% senior notes, as well as the Company's bank agreement, impose various restrictions upon the Company, including among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, the Company has purchased and may continue to purchase and retire a portion of the Company's outstanding 12% senior notes.

                              Part II-OTHER INFORMATION

Item 1.     Legal Proceedings
- - ------      -----------------

            On or about May 31, 1996, Di Giorgio entered into a Settlement Agreement to resolve litigation regarding its occupancy of its former corporate headquarters in Somerset, New Jersey. The Settlement Agreement required Di Giorgio make a down-payment of $175,000 and 24 equal monthly payments of $15,500 beginning June 3, 1996. The Company is fully reserved for all such payments.

Item 6.     Exhibits and Reports on From 8-K
- - ------      --------------------------------
     (b)    Reports on Form 8-K.   None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          DI GIORGIO CORPORATION


                                       By: /s/ Arthur M. Goldberg
                                          ------------------------------
                                          Arthur M. Goldberg
                                          Chairman, President and Chief
                                          Executive Officer


                                       By: /s/ Richard B. Neff
                                          ------------------------------
                                          Richard B. Neff
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


Date: July 31, 1996