Form 10-K
period 1996-12-28
DI GIORGIO CORP
filed 1997-03-27
CIK 28871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996


                         COMMISSION FILE NUMBER: 1-1790

                             DI GIORGIO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                     94-0431833
      (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

          380 MIDDLESEX AVENUE
          CARTERET, NEW JERSEY                                  07008
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (908) 541-5555

                                  ------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE



SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 15, 1997, there were outstanding 100.612 shares of Class A Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I


ITEM 1. BUSINESS.

OVERVIEW

Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the largest food retail markets in the United States. Across its grocery, frozen and dairy product categories, the Company supplies approximately 18,000 food and non-food items, predominantly national brand name items, to more than 1,600 customer locations. The Company also markets products using its well-recognized White Rose(TM) label, which has been established in the New York City metropolitan area for over 110 years. The Company serves supermarkets, independent retailers (including members of voluntary cooperatives) and chains principally in the five boroughs of New York City, Long Island, Northern New Jersey and, to a lesser extent, the Philadelphia area. Approximately 850 grocery, frozen and dairy items are offered with the White Rose(TM) label. For the year ended December 28, 1996, the Company had total revenue of $1,050.2 million and EBITDA (as defined herein) of $36.9 million.

Formed in 1920, the Company was acquired in 1990 by a corporation controlled by Arthur M. Goldberg, the Company's current Chairman, President and Chief Executive Officer (the "1990 Acquisition"). Since the 1990 Acquisition, Mr. Goldberg and his management team have implemented a strategy focused on enhancing productivity, growing through the acquisition of complementary businesses, identifying and developing new revenue opportunities and promoting brand name recognition through the Company's White Rose(TM) label. The success of this strategy has been reflected in a more than doubling of the Company's EBITDA since the 1990 Acquisition.

Management believes that the success of its strategies has created a platform for growth opportunities in the future. As the Company has demonstrated twice within the past year, it has the technology, flexibility and capacity to effectively service major accounts with supplemental supply on short notice. Management believes that this proven success has created goodwill with prospective customers and has placed the Company in a very competitive position to attract new business. Additionally, management continues to weigh alternatives aimed at growing volume at its existing distribution centers by exploring the most profitable means of expansion of its core business into the complementary markets of Philadelphia and New England while continuing to develop broader-based end-user recognition of its White Rose(TM) private label.


PRODUCTS

General. Management believes that the distribution of multiple product categories gives the Company an advantage over its competitors by affording customers the ability to purchase grocery, frozen and dairy products from a single supplier. In addition, the Company is able to merchandise its well-recognized White Rose(TM) label consistently across all three categories of products. While some customers purchase items from all three product lines, others purchase items from only one or two product lines.

Products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are automatically adjusted on a regular basis based on vendor pricing.

White Rose(TM) Label. The White Rose(TM) label is a well-recognized regional label for quality merchandise and has been marketed in the New York City metropolitan area for over 110 years. Products under the White Rose(TM) label are formulated to the Company's specifications, often by national brand manufacturers, and are subject to random testing to ensure quality. The White Rose(TM) label allows independent retail customers to carry a regionally-recognized label similar to chain stores while providing consumers with an attractive alternative to national brands.

Customer Support Services. Certain of the Company's customers require varying levels of retail support services in order to compete effectively in the marketplace. The Company provides a broad spectrum of retail support services, including advertising, promotional and merchandising assistance; retail operations counseling; computerized ordering services; and store layout and equipment planning. The Company has a staff of customer representatives who visit stores on a regular basis to advise store management regarding their operations. Most of the Company's customers utilize computerized order entry, which allows them to place and confirm orders 24 hours a day, 7 days a week. The Company's largest customers generally provide their own retail support.

The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new grocery store locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; (iii) extended payment terms for initial inventories and/or (iv) extended payment terms for existing receivable balances. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Stores receiving financing purchase their grocery, frozen and dairy inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of December 28, 1996, the Company's customer financing portfolio had an aggregate balance of approximately $14.3 million. The portfolio consisted of approximately 72 loans with a range of $12,000 to $698,000.

To further serve the needs of its customers, the Company has recently expanded its customer support services. Under the Company's insurance program, the Company offers customers the ability to purchase liability, property and crime insurance through a master policy purchased by the Company. The Company's coupon redemption service facilitates the redemption of vendor coupons by the Company's customers. Finally, through its technologies division, the Company distributes supermarket scanning equipment which is compatible with the Company's information systems.



MARKETS AND CUSTOMERS

As of December 28, 1996, the Company's principal markets encompass the five boroughs of New York City, Long Island, northern New Jersey and, to a lesser extent, the Philadelphia area. The Company also has customers in upstate New York, Connecticut, Pennsylvania and Delaware, and is pursuing expansion into markets adjacent to the New York City metropolitan area.

The Company's customers include single and multiple store owners consisting of chains and independent retailers which generally do not maintain their own internal distribution operations for one or more of the Company's product lines. Some of the Company's customers are independent food retailers or members of voluntary cooperatives which seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. Unlike larger retail chains which predominate in suburban areas, the independent retailers served by the Company tend to be located in urban areas. The Company's customers include food markets operating under some of the following trade names: the Superfresh, Waldbaums, Food Emporium and A & P Metro operations of the Great Atlantic & Pacific Tea Co., Inc. ("A&P"), Associated Food Stores ("Associated"), Gristedes and Sloans Supermarkets, King Kullen, Kings Super Markets, Quick Chek, Royal Farms, Scaturros, and Western Beef, as well as the Met(TM), Pioneer(TM) and Super Food cooperatives.

The Met(TM) and Pioneer(TM) trade names are owned by the Company, however, the customers using the trade names are independently owned stores. The Company and the customer stores operate as voluntary cooperatives allowing a customer to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by the Company. In order to use the trade names as part of the cooperative arrangement, customers who use these names purchase their grocery, frozen food and dairy inventory requirements from the Company, thereby enhancing the stability of this portion of the Company's customer base. These customers represented approximately 19% of net sales for each of the two years ended December 28, 1996.

During the fifty-two weeks ended December 28, 1996, the Company's largest customers, A&P and Associated, accounted for approximately 22% and 20%, respectively, of net sales, and the Company's five largest customers accounted for approximately 62% of net sales. One of these five customers significantly decreased its purchases from the Company starting in November 1996. See Item 7 of this Annual Report on Form 10K. The Company or certain of its principal executive officers have long-standing relationships with most of the principal customers of the Company. The loss of certain of these principal customers or a substantial decrease in the amount of their purchases could be disruptive to the Company's business.

WAREHOUSING AND DISTRIBUTION

The Company presently supplies its customers from three warehouse and distribution centers. All of these facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. Management believes that the efficiency of its warehouse and distribution centers enables the Company to compete effectively. A newly installed warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping, thus minimizing cost while maintaining the highest service level possible.

The Company normally has in-stock approximately 95% of its grocery product line, approximately 97% of its dairy product line and approximately 96% of its frozen food product line. Immediate product availability, efficient warehousing techniques and flexible delivery schedules generally make it possible for the Company to ship to customers within 24 to 48 hours of receipt of their orders.

The Company's trucking system consists of 114 tractors (all of which are leased), 277 trailers (of which 250 are leased) and 13 trucks (all of which are leased). On approximately 35% of its deliveries, the Company is able to arrange 'backhauls" of products from manufacturers' or other suppliers' distribution facilities located in the markets served by the Company, thereby enabling the Company to reduce its procurement costs. The Company regularly uses independent owner/operators to make deliveries on an "as needed" basis to supplement the use of its own employees and equipment. The Company makes on average approximately 845 deliveries per day each weekday to its customers through a combination of its own transportation fleet and that of third parties. Over the past year the Company has upgraded its trailer fleet through the replacement of older, smaller trailers with newer, larger trailers, thereby increasing the capacity per load in an effort to reduce transportation cost as well as increase backhaul revenue. The new larger trailers have reduced the number of trailers needed by the Company by 48.

Due to the different storage and distribution requirements of each of the Company's product lines, the Company handles each product line in a separate facility. All of the Company's warehouse and distribution facilities are fully integrated through the Company's computer, accounting, and management information systems to ensure operating efficiency and coordinated quality customer service.

PURCHASING

The Company purchases products for resale to its customers from approximately 1,400 suppliers in the United States and abroad. Brand name products are purchased directly from the manufacturer, through the manufacturer's representatives or through food brokers by buyers in each operating division. White Rose(TM) label and customers' private label products are purchased from producers, manufacturers or packers who are licensed by the Company, in the case of the White Rose(TM) label, or by the owners of the respective private labels . The Company purchases products in large volume and resells them in the smaller quantities required by its customers. Management believes that the Company has the purchasing power to obtain competitive volume discounts from its suppliers. Substantially all categories of products distributed by the Company are available from a variety of manufacturers and suppliers, and the Company is not dependent on any single source of supply for any specific category, however, market conditions dictate that certain nationally prominent brands, available from single suppliers, be available for distribution. Order size and frequency are determined by management based upon historical sales experience, sales projections and computer forecasting. A state of the art procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases. This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.

The Company from time to time buys increased quantities of inventory items when the manufacturer is selling the item at a discount pursuant to a special promotion, an industry practice known as "forward buying." These special promotions are run by various manufacturers at their sole discretion. The Company earns income from additional margins realized in connection with these promotional purchasing arrangements.


COMPETITION

The wholesale food distribution industry is highly competitive. The Company is one of the largest independent wholesale food distributors to super markets in the New York City metropolitan area and is the only independent distributor that supplies three primary supermarket product categories: grocery, frozen and dairy. The Company's principal competitors are C & S Wholesale Grocers, Inc.; Krasdale Foods, Inc., and General Trading Co. ("General Trading") with respect to grocery distribution, General Trading with respect to dairy distribution, and Nassau Suffolk Frozen Food Company, Inc. with respect to frozen food distribution. Many of the Company's smaller competitors generally do not provide retail support services and financing services to independent retailers in the Company's market.

The Company also competes with cooperatives such as Key Food Stores Co-operative Inc. and Twin County Grocers Inc., which provide distribution and support services to their affiliated independent retailers doing business under trade names licensed to them by the cooperatives. Unlike these competitors, the Company does not require payment of capital contributions to the Company by retailers desiring to use the Met(TM) and Pioneer(TM) name.

Management believes that the principal competitive factors in the Company's business include price, service, scope of products and services offered, strength of private label brand offered, strength of store trademarks offered and store financing support. Management believes that the Company competes effectively by offering a full product line, including its well-recognized, regional White Rose(TM) label, the retail support and financing services associated with its Met(TM) and Pioneer(TM) voluntary cooperative trademarks, flexible delivery schedules, competitive prices, competitive levels of customer service including newly introduced insurance, coupon-redemption and scanner distribution services, including computerized order entry, and its well-positioned and efficient distribution networks.

EMPLOYEES

As of December 28, 1996, the Company employed approximately 1,123 persons, of whom approximately 689 were covered by collective bargaining agreements with various International Brotherhood of Teamsters locals.

The Company is a party to certain collective bargaining agreements with its warehouse and trucking employees at its dairy operation (expiring November
2000), its grocery operation (warehouse expiring October 1997 and trucking expiring May 1997) and its frozen operation (expiring January 2000).

Management believes that the Company's present relations with its work force are satisfactory.

ITEM 2. PROPERTIES

The Company's three principal warehouse and distribution facilities are set forth below along with its former dairy division, currently being used as an auxiliary facility. In addition, the Company owns or leases various properties principally related to its divested operations, which properties are leased to third parties or held for resale or sublease.

Location             Use                         Square Footage    Lease Expiration
--------             ---                         --------------    ----------------
Carteret, New        Groceries and other Non-      645,000         2015 (plus two 5-year
Jersey               Perishables                                   renewal options)
Garden City, New     Frozen                        325,000         2004 (plus one 7-year
York                                                               renewal option)
Woodbridge, New      Dairy                         200,000         2001 (plus four 5-year
Jersey                                                             renewal options
Kearny, New          Juice depot and Storage        98,000         1999
Jersey

The aggregate operating lease rent paid in connection with the Company's facilities was approximately $800,000 in fiscal 1996.

Currently, the new Carteret grocery division distribution facility operates at approximately 70% of capacity and the dairy division distribution facility operates at 80% of capacity (both on a three shift basis), while the frozen foods division distribution facility operates at approximately 50% of capacity (on a two shift basis). Depending on the type of new business introduced (ie, high turn product that is already slotted in inventory), each warehouse has greater capacity to grow then stated above. The frozen foods division distribution facility has the flexibility of further increasing capacity because the Company uses some of the space leased by it for public storage.

The Company continues to have a leasehold interest in its former grocery distribution facility in Farmingdale, New York under an agreement with the fee owner of the facility. The Company and the fee owner share the economic benefits of the resulting income stream, financings related thereto or ultimate sale of the property, with 80% to the Company and 20% to the fee owner. The Company also has an option to purchase the property from the fee owner commencing in 1998 in an amount equal to 20% of the net fair market value of the property. In August 1993, the Company entered into an agreement with a third party to sublease the entire premises for an initial term of five years with certain renewal and purchase options.


ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in claims, litigation and administrative proceedings of various types in various jurisdictions. In addition, the Company has agreed to indemnify various transferees of its divested operations with regard to certain known and potential liabilities which may arise out of such operations. The Company also has incurred and may in the future incur liability arising under environmental laws and regulations in connection with these divested properties and properties presently owned or acquired. Although management believes that it has established adequate reserves for known contingencies, there can be no assurances that the costs of environmental remediation or an unfavorable outcome in any litigation or governmental proceeding will not have an adverse effect on the Company.

Environmental. The Company has incurred and may in the future incur environmental liability to clean up potential contamination at a number of properties under certain federal and state laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). Under such laws, liability for the cleanup of property contaminated by hazardous substances may be imposed on both the present owner and operator of a property and any person who owned or operated the property at the time hazardous substances were disposed thereon. Persons who arranged for the disposal of hazardous substances found on a disposal site may also be liable for cleanup costs. In certain cases, the Company has agreed to indemnify the purchaser of its former properties for liabilities arising thereon or has agreed to remain liable for certain potential liabilities that were not assumed by the transferee.

The Company has recorded an estimate of its total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $2.0 million as of December 28, 1996. The Company believes such reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that the identification of contamination at its current or former sites or changes in cleanup requirements would not result in significant costs to the Company.

The Company is responsible for the cleanup and/or monitoring of various sites previously owned or operated by the Company, the most significant of which are located in St. Genevieve, Missouri and Three Rivers, Michigan.

In addition, the Company has been identified as a potentially responsible party ("PRP") under CERCLA for clean-up costs at the Seaboard waste disposal site in North Carolina. The Company is a member of the de minimus group comprised of parties who allegedly contributed less than 1% of the total waste at the site. The other two sites in which the Company had previously been named as a PRP have been settled with nominal contributions from the Company.

The Company is not a party to any material litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate material to the business of the Company. Management does not believe that the outcome of any of its current litigation, either individually or in the aggregate, will have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public offering market for the outstanding common equity of the company and all of the outstanding common equity of the Company is owned by White Rose Foods, Inc. ("White Rose").

The ability of the Company to pay dividends is governed by restrictive covenants contained in the Company's senior bank lending arrangement and the indenture governing its publicly held debt. As a result of these restrictive covenants, the Company was not permitted to pay dividends on December 28, 1996.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected historical data of the Company for the periods indicated. The results of operations include the expansion of the frozen business on August 2, 1992 (date of the Global Acquisition) and the expansion of the dairy division since April 1994 (initial date of the Royal Acquisition). Such data should be read in conjunction with the consolidated financial statements and related notes included herein.

                                           YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED         YEAR ENDED
                                           JANUARY 2,       JANUARY 1,      DECEMBER 31,      DECEMBER 30,       DECEMBER 28,
                                              1993             1994             1994              1995               1996
                                           ----------       ----------      ------------      ------------       ------------
                                                                               (IN THOUSANDS)
INCOME STATEMENT DATA:
Total revenue (a) ...................       $ 704,448        $ 774,105        $ 936,847        $ 1,023,041        $ 1,050,206
Gross profit(b) .....................          78,089           91,131          101,321            107,505            114,487
  Warehouse expense .................          28,256           32,631           37,503             39,196             40,343
  Transportation expense ............          15,784           17,916           21,354             22,759             21,624
  Selling, general and
    administration expenses .........          16,874           18,932           20,229             22,360             23,387
  Facility integration exp ..........              --               --            3,986                 --                 --
  Amortization--excess of cost over
    net assets acquired .............           2,615            2,616            2,766              2,892              2,892
Operating income ....................          14,560           19,036           15,483             20,298             26,241
  Interest expense ..................          14,409           15,072           15,782             19,683             18,067
  Amortization--deferred financing
    costs ...........................           3,366            1,581            1,370              1,336                993
  Other (income) expense, net (a) ...          (1,806)          (1,555)          (2,079)            (2,708)            (2,706)
(Loss) income from continuing
  operations before income taxes ....          (1,409)           3,938              410              1,987              9,887
Income taxes ........................              34              109            1,121              1,946              5,046
(Loss) income from continuing
   operations .......................          (1,443)           3,829             (711)                41              4,841
(Loss) income from discontinued
   operations .......................            (380)               0               --                 --                 --
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax              --           (3,976)              --                306                219
Net (loss) income ...................       $  (1,823)       $    (147)       $    (711)       $       347        $     5,060

                                     JANUARY 2,          JANUARY 1,    DECEMBER 31,   DECEMBER 30,   DECEMBER 28,
                                        1993                1994           1994           1995           1996
                                     ----------          ----------    ------------     --------     ------------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA(C):
Total assets ..................       $ 257,202           $267,299       $294,806       $307,247       $286,987
Working capital ...............         (10,159)             5,440          1,658          7,181         12,109
Total debt incl captial leases          155,251            150,111        157,785        178,785        164,662
Total Stockholder's equity ....          11,121(d)          35,974         35,263         35,610         40,670

-----------------------
(footnotes on next page)

(a) Previously, the Company classified as other income reclamation service fees, label income and other customer related services. Commencing in the year ended December 28, 1996, the Company is classifying these items as other revenue. Prior year amounts have been reclassified accordingly. The change in classification has no effect on previously reported net income.

(b)     Gross profit excludes warehouse expense shown separately.

(c) The balance sheet data includes the balance sheet data of the discontinued operations.

(d) On June 1, 1992, the Company distributed all of the outstanding shares of the Las Plumas Lumber Corporation ("Las Plumas") as a dividend to its then principal stockholder, DIG Holding Corp. ("DIG Holding"). The net book value of such stock as of June 1, 1992 was approximately $21.7 million, based on the book value of net assets transferred including goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fifty-two weeks ended December 28, 1996 and December 30, 1995

Net sales for the fifty-two weeks ended December 28, 1996 increased 2.6% to $1,045 million as compared to $1,018 million in the fifty-two weeks ended December 30, 1995. The increased sales primarily reflects higher same customer sales, a temporary supplemental third party supply agreement, and higher selling prices stemming from increased cost of product sold.

Other revenue, consisting of reclamation service fees, storage income, label income, and other customer related services, increased 4.6% to $5.0 million in the fifty-two weeks ended December 28, 1996 as compared to $4.8 million in the prior period.

Gross margin (excluding warehouse expense) increased to 11.0% of net sales or $114.5 million in the fifty-two weeks ended December 28, 1996 from 10.6% of net sales or $107.5 million in the prior period as a result of a more favorable mix of product sold. Although the Company has taken steps and will continue to take steps to maintain and improve its margins, there can be no assurance the decrease in promotinal activities, that management belives is any industry wide trend, will not continue.

Warehouse expense remained relatively constant at 3.86% of net sales or $40.3 million in the fifty-two weeks ended December 28, 1996 as compared to 3.85% of net sales or $39.2 million in the prior period, as cost improvements in the grocery and frozen divisions were offset by higher temporary costs in the dairy division as it related to a change in its receiving and warehousing systems.

Transportation expense decreased to 2.1% of net sales or $21.6 million in the fifty-two weeks ended December 28, 1996 from 2.2% of net sales or $22.8 million in the prior period as a result of better utilization of the Company's transportation fleet. This was accomplished by reducing the number of deliveries through the use of larger trailers acquired in a long-term lease and more structured delivery schedules. These savings were partly offset by higher wages.

Selling, general and administrative expense remained relatively flat at 2.2% of net sales or $23.4 million during the fifty-two weeks ended December 28, 1996 as compared to 2.2% of net sales or $22.4 million in the prior year as a reduction in the provision for doubtful accounts was offset by less non-cash pension asset income.

Other income, net of other expenses, remained constant at $2.7 million during the fifty-two weeks ended December 28, 1996 as compared to the prior period. Other income in 1996 included a cancellation fee of $376,000 from a customer who prematurely terminated a supply agreement while other income in 1995 included a settlement of a lawsuit for approximately $500,000.

Interest expense decreased to $18.1 million in the fifty-two weeks ended December 28, 1996 from $19.7 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt partially offset by the inclusion of the Carteret facility capital lease for the full period.

The Company recorded an income tax provision of $5.0 million resulting in an effective income tax rate of 51%. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of perhaps some alternative minimum tax.

The Company recorded net income for the fifty-two weeks ended December 28, 1996 of $5.1 million, which included a $219,000 gain on the extinguishment of debt, net of tax, as compared to $347,000 in the prior period, which included a $306,000 gain on the extinguishment of debt, net of tax.

Fifty-two weeks ended December 30, 1995 and December 31, 1994

Net sales for the fifty-two weeks ended December 30, 1995 increased $85.8 million or 9.2% to $1,018.2 million from $932.4 million during the fifty-two weeks ended December 31, 1994. The increased sales were the result of the Royal Acquisition which acquisition was phased in during the period April 1994 through June 1994.

Other revenue, consisting of reclamation service fees, storage income, label income, and other customer related services, increased 8.1% to $4.8 million in the fifty-two weeks ended December 30, 1995 as compared to $4.5 million in the prior period.

Gross margin (excluding warehouse expense) decreased to 10.6% of net sales or $107.5 million in the fifty-two weeks ended December 30, 1995 from 10.9% of net sales or $101.3 million in the prior period, reflecting, in part, a shift in both customer and product mix in the Company's dairy division as a result of the Royal Acquisition. The grocery division experienced a decrease in gross margin as compared to the prior year's comparable period resulting from, among other things, fewer promotional opportunities extended by manufacturers. Management believes that this decrease in promotional activities is an industry-wide trend and may continue, although it appears that the negative pressure on the Company's gross margins peaked in the first quarter of 1995 and gross margin showed an improvement in each of the last three calendar quarters. The Company has taken steps and expects to continue to take steps to maintain and improve its margins, however, there can be no assurances that these steps will continue to be successful.

Warehouse expense decreased to 3.8% of net sales or $39.2 million in the fifty-two weeks ended December 30, 1995 from 4.0% of net sales or $37.5 million in the prior period as a result of higher dairy division sales (stemming from the Royal Acquisition) in relation to lower fixed dairy division warehouse costs due to the consolidation of the two dairy warehouses into one which took place in July and August of 1994. This improvement was partially offset by a temporary first fiscal quarter increase in grocery division warehouse expense as a percentage of sales due to the transition between the Company's old grocery division distribution facility in Elizabeth, NJ and a new facility in Carteret, NJ. In subsequent quarters the Company achieved better productivity in its new grocery facility as a result of the more efficient layout compared to its old Elizabeth, NJ facility.

Transportation expense decreased to 2.2% of net sales or $22.8 million in the fifty-two weeks ended December 30, 1995 from 2.3% of net sales or $21.4 million in the prior period primarily as a result of the Company's upgrading its trailer fleet to increase the capacity per load as well as increased backhaul revenue offset by higher fixed costs as a result of the Royal Acquisition and slightly higher, but anticipated, variable costs, such as tolls, as a result of the Grocery division move to Carteret, NJ in February 1995.

Selling, general and administrative expense remained flat at 2.2% of net sales or $22.4 million during the fifty-two weeks ended December 30, 1995 as compared to 2.2% of net sales or $20.2 million in the prior period.

Other income, net of other expenses, increased $629,000 to $2.7 million in the fifty-two weeks ended December 30, 1995 from $2.1 million in the prior period primarily reflecting the settlement of a claim in the first fiscal quarter of 1995, increased recurring other income items relating to increased sales as a result of the Royal Acquisition and other non-core business activities of the Company.

Interest expense increased to $19.7 million in the fifty-two weeks ended December 30, 1995 from $15.8 million in the prior period. The Company's financing of the Royal Acquisition, the interest portion of the Carteret facility capital lease, increased borrowings based on the relative levels of receivables, inventory, and accounts payable, and higher interest rates were the principal reasons for the increase.

The effective income tax rate for the fifty-two weeks ended December 30, 1995 is 98% due primarily to the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, the Company is part of a consolidated group for federal income tax purposes and does not foresee paying income tax for the current year due to net operating loss carryforwards and timing differences. This compares to an effective income tax rate of 273% for the prior period.

The Company had net income of $347,000 for the fifty-two weeks ended December 30, 1995 which included an extraordinary gain, net of tax, on the extinguishment of debt in the amount of $306,000 as compared to a net loss of $711,000 in the prior period which included a one time facility integration expense of $4.0 million in the prior period.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. Although the Company's bank credit facility expires on June 30, 1997, the Company believes it will either extend the facility or replace on either substantially the same terms or better terms due to the Company's improved financial condition. The interest rate on the Company's bank credit facility has already been lowered by 0.25% to prime plus 0.75% or Eurodollar plus 2.25% during fiscal year 1996 because of the Company's ability to meet certain financial tests. Borrowings under the Company's revolving bank credit facility were $26.7 million at December 28, 1996 at an average interest rate as of that date of 8.09%. Additional borrowing capacity of $35.0 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated debt service requirements, working capital needs, and capital expenditures during fiscal 1997.

During the fifty-two weeks ended December 28, 1996, cash flow provided by operating activities was $16.0 million consisting primarily of cash generated from net income, the adding back of non-cash expenses and declines of $7.5 million in net receivable levels and $2.8 million in inventory levels, offset by a $8.9 million decrease in accounts payable.

Cash flow used in investing activities during the fifty-two weeks ended December 28, 1996 was approximately $1.0 million, all of which was used for capital expenditures. Net cash used in financing activities was approximately $13.8 million, primarily used to retire long-term debt and reduce the Company's bank credit facility.

Earnings before interest, taxes, depreciation and amortization, excluding extraordinary items ("EBITDA"), was $36.9 million during the fifty-two weeks ended December 28, 1996 as compared to $30.4 million in the comparable prior year period.

The consolidated indebtedness of the Company decreased $14.1 million to $164.7 million on December 28, 1996 compared to $178.8 million at December 30, 1995. The decrease consisted of a $4.8 million reduction in the Company's 12% senior notes, a $5.6 million reduction in the working capital facility, a $2.2 million reduction in capital leases, and $1.5 million in note payments. Stockholder's equity increased $5.1 million to $40.7 million on December 28, 1996 from $35.6 million on December 30, 1995.

The Company spent approximately $1.0 million on capital expenditures during the fifty-two weeks ended December 28, 1996 and does not expect to spend more than $2.5 million during 1997.

The Company expended approximately $349,000 in fiscal 1996 and does not expect to expend more than $1.0 million in fiscal 1997 in connection with the environmental remediation of certain presently owned or divested properties. The Company intends to finance such remediation through internally generated cash flow or borrowings. Management believes that should the Company become liable as a result of any material adverse determination of any legal or governmental proceeding beyond the expected expenditures, it could have an adverse effect on the Company's liquidity position.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of December 28, 1996, the Company was in compliance with its covenants.

The indenture governing the Company's 12% senior notes, as well as the Company's bank agreement, impose various restrictions upon the Company, including, among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, the Company has purchased and may continue to purchase and retire a portion of the Company's outstanding 12% senior notes. In addition, the Company continuously reviews its capital structure, including its funded debt and capital leases to determine if it can better finance its operations.

In the fourth quarter of 1996, a customer of the Company terminated its supply agreement that was scheduled to expire in October 1997. Sales to this customer totaled $62.7 million in the fifty-two weeks ended December 28, 1996 and $65.5 million in the comparable prior period. Notwithstanding the termination of the agreement, the Company supplies products not covered by such agreement to this customer, although it anticipates such shipments will cease during the second quarter of 1997. Accordingly, revenues received from this customer will be substantially lower in 1997 than in prior years.

In December 1996, the Company entered the produce distribution business for a specific customer at its Woodbridge facility. The Company is in the process of investigating whether to expand its former dairy facility in Kearny, New Jersey to offer produce products to all its customers. In addition, in December 1996, the Company entered into a temporary supplemental supply arrangement with a customer from another geographic region which lasted approximately six weeks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                               PAGE
                                                                               ----
FINANCIAL STATEMENTS

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements..................................    F-1

Independent Auditors' Report................................................    F-2

Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996...    F-3

Consolidated Statements of Operations for each of the
 three years in the period ended December 28, 1996..........................    F-4

Consolidated Statements of Changes in Stockholder's
 Equity for each of the three years in the period
 ended December 28, 1996....................................................    F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 28, 1996......................    F-6

Notes to Consolidated Financial Statements..................................    F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                   MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:


                          AGE      POSITION
                          ---      --------
Arthur M. Goldberg        55       Chairman of Board of Directors, President
                                   and Chief Executive Officer

Richard B. Neff           48       Executive Vice President, Chief Financial
                                   Officer and Director

Stephen R. Bokser         54       Executive Vice President, President of
                                   White Rose Food Division of Di Giorgio
                                   and Director

Jerold E. Glassman        61       Director

Emil W. Solimine          52       Director

Charles C. Carella        63       Director

Jane Scaccetti Fumo       42       Director

Joseph R. DeSimone        57       Senior Vice President Distribution

Robert A. Zorn            42       Senior Vice President and Treasurer

Lawrence S. Grossman      35       Vice President and Corporate Controller


Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

MR. GOLDBERG has been Chairman of the Board, President and Chief Executive Officer of Di Giorgio since 1990 and Chairman of the Board, President and Chief Executive Officer of White Rose Foods, Inc. since its incorporation in 1992. Mr. Goldberg is also Executive Vice President and President-- Gaming Operations, Hilton Hotels Corporation, since December 1996. Prior thereto, he was President, Chairman and Chief Executive Officer, Bally Entertainment Corporation from October 1990 to December 1996. Mr. Goldberg is President, Treasurer, Secretary and the sole director of HLT Corp. He is also Managing Partner, Arveron Investments, LP, since 1986. Mr. Goldberg is also a director of Bally Total Fitness Holding Corporation, Bally's Grand, Inc., First Union Corporation and Continue-Care Corp.

MR. NEFF has been Executive Vice President, Chief Financial Officer and Director of Di Giorgio since 1990 and Executive Vice President, Chief Financial Officer and Director of White Rose Foods, Inc. since its incorporation in 1992. He is also a Director and Chairman of the Audit Committee of Ryan Beck & Co., an investment banking concern.

MR. GLASSMAN has been a Director of Di Giorgio since 1990 and a Director of White Rose Foods, Inc. since 1992. Since prior to 1990, Mr. Glassman has been a Partner of Grotta, Glassman & Hoffman, a law firm which has offices in Roseland, New Jersey.

MR. BOKSER has been Executive Vice President of Di Giorgio since January 1994 and a Director of Di Giorgio since 1992. In addition, Mr. Bokser has served as Executive Vice President and Director of White Rose Foods, Inc. since 1992 and President of the White Rose Food Division of Di Giorgio since prior to 1991 and a White Rose employee since 1969.

MR. SOLIMINE has been a Director of Di Giorgio since 1990 and a Director of White Rose Foods, Inc. since 1992. He also is the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1991. Mr. Solimine has served as a director of Strober Organization, Inc., a building material distributor, since prior to 1991.

MR. CARELLA became a Director of Di Giorgio and White Rose Foods, Inc. in 1995. Since prior to 1991, Mr. Carella has been a Partner of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a law firm which has offices in Roseland, New Jersey. Since 1991, he has served as Chairman for the Board of Trustees of the University of Medicine and Dentistry of New Jersey and since 1983 has served on the Board of Administrations of Archdiocese of Newark. Mr. Carella is also on the Board of Directors of Bally Gaming International, Inc.

MS. FUMO has been a shareholder for the past six years of Drucker & Scaccetti, P.C., a firm specializing in accounting and business advisory services. She is also a Director for Nutrition Management Services Company and Pennsylvania Savings Bank.

MR. DESIMONE has been Senior Vice President of Warehousing and Distribution since January 1995. Since 1990 he was Vice President of Warehousing and Distribution.

MR. ZORN has been Senior Vice President and Treasurer of Di Giorgio since 1992 and Vice President of White Rose Foods, Inc. since 1992. He served as a Vice President of Bankers Trust Company, New York, New York since prior to 1991.

MR. GROSSMAN has been employed by Di Giorgio since 1990. He has served as Vice President of Di Giorgio since January 1994 and Corporate Controller since February 1992. In addition, Mr. Grossman has served as Corporate Controller of White Rose Foods, Inc. since May 1992 and Vice President since January 1994. Mr. Grossman is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION

The following table sets forth compensation paid or accrued to the Chief Executive Officer and each of the four most highly compensated executive officers of Di Giorgio whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended December 28, 1996.


                                                                      OTHER ANNUAL    ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY       BONUS     COMPENSATION   COMPENSATION
---------------------------           ----    --------     -------    ------------   ------------
                                                                          (1)
Arthur M. Goldberg,                   1996    $400,000          --         --             --
  Chairman of the Board, President    1995    $400,000          --         --             --
  and Chief Executive Officer         1994    $400,000          --         --             --

Richard B. Neff,                      1996    $260,900    $145,000         --         $2,250(2)
  Executive Vice President            1995    $240,000    $130,000         --         $2,250(2)
  and Chief Financial Officer         1994    $240,000    $100,000         --         $2,250(2)

Stephen R. Bokser,                    1996    $288,600    $145,000         --         $2,250(2)
  Executive Vice President            1995    $272,255    $130,000         --         $2,250(2)
   and President of White Rose        1994    $272,255    $100,000         --         $2,250(2)
   Division

Robert A. Zorn,                       1996    $200,600     $20,000         --         $2,250(2)
  Senior Vice President and           1995    $191,100     $12,500         --         $2,175(2)
  Treasurer                           1994    $181,563     $10,000         --         $2,250(2)

Joseph R. DeSimone                    1996    $155,300     $20,000         --         $2,250(2)
  Senior Vice President               1995    $147,900     $18,000         --         $1,800(2)
  Warehousing and Distribution        1994    $142,200     $12,000         --          $1,999(2)



(1) Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 1994, 1995, and 1996 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

(2) Represents contributions made by the Company pursuant to the Company's Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

EMPLOYMENT AGREEMENTS

The Company is a party to an agreement with Mr. Neff which provided for his employment through April 30, 1997. The agreement remains in effect pursuant to the everygreen provisions and will remain in effect until six months notice is given by either party to terminate. Currently, Mr. Neff is entitled to receive an annual salary of $267,000, and annual bonuses, at the sole discretion of the Company. Mr. Neff may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Neff's employment with the Company;
(ii) the sale of substantially all of the Company's or White Rose's assets or 51% or more of the Company's or White Rose's voting stock, or the merger or consolidation of the Company or White Rose which results in a change of control of 51% or more of voting stock; or (iii) a registered public offering of voting common stock made by the Company or White Rose. This additional incentive compensation is computed by taking 2.5% of the positive difference (if any) between the Company's net fair market value and a certain specified base amount. In the event that Mr. Neff shall be entitled to additional compensation pursuant to (iii), such amounts shall not be paid in cash but rather there will be a credit of a Bonus Unit (as defined therein) which is redeemable for a period of sixty months at the option of Mr. Neff and which will automatically be redeemed by the Company at the end of such sixty month period. At the option of the Company, the payment of the redemption price may be made either in cash or in shares of stock of the Company or White Rose, as appropriate. Under the terms of the agreement, if the employment of Mr. Neff is terminated for any reason other than for cause or disability, Mr. Neff is entitled to receive compensation and benefits for twelve months.

The Company is a party to an agreement with Mr. Bokser which provided for employment through February 1, 1997. The agreement has been extended for an additional one-year period. Currently, Mr. Bokser is entitled to receive an annual salary of $301,000 pursuant to the agreement, as well as additional compensation (the "Additional Compensation") upon the occurrence of a distribution of any assets to Rose Partners in respect of Rose Partners' ownership of the Company's stock or the realization by Rose Partners of any amount (the "Proceeds") upon the sale, transfer or encumbrance of any of Rose Partners' ownership interests in the Company ("Recognition Event"). Additional Compensation is computed by multiplying the number of years Mr. Bokser is employed by the Company (which number may not exceed four) and 1% of the Proceeds above a certain threshold amount. If Mr. Bokser's employment is terminated for "cause" or if he voluntarily resigns, he will not be entitled to Additional Compensation under the Agreement. In the event of Mr. Bokser's death, disability or termination by the Company other than for cause and the occurrence of a Recognition Event, Mr. Bokser will continue to be entitled to receive Additional Compensation. On each anniversary of Mr. Bokser's death, disability or termination other than for cause, the percentage of the Proceeds that Mr. Bokser will receive upon the occurrence of a Recognition Event will be reduced by one percentage point (but not below zero). In the event of death or disability Mr. Bokser or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event. If Mr. Bokser's employment is terminated by the Company other than for cause, Mr. Bokser will be entitled to continue to participate in the Company's employee benefit plans (or to receive substantially equivalent benefits as provided thereunder) for the remainder of the term of the Agreement.

The Company is a party to an agreement with Mr. Zorn which provided for employment through March 10, 1997. The agreement remains in effect pursuant to its evergreen provisions and will remain in effect until six months notice is given by either party to terminate. Currently, Mr. Zorn is entitled to receive an annual salary of $210,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at the sole discretion of the Company. Mr. Zorn may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Zorn's employment with the Company; (ii) the sale of substantially all of the Company's or White Rose's or 51% or more of the Company's or White Rose's voting stock, or the merger or consolidation of the Company or White Rose which results in a change of control of 51% or more of voting stock; or (iii) a registered public offering of voting Common Stock made by the Company or White Rose. This additional incentive compensation is computed by taking 1% of the positive difference (if any) between the Company's net fair market value and a certain specified base amount. In the event that Mr. Zorn shall be entitled to additional compensation pursuant to (iii), such amounts shall not be paid in cash but rather there will be a credit of a Bonus Unit (as defined therein) which is redeemable for a period of sixty months at the option of Mr. Zorn and which will be automatically redeemed by the Company at the end of such sixty month period. At the option of the Company, the payment of the redemption price may be made either in cash or in shares of stock of the Company or its parent. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

RETIREMENT PLAN

The Company maintains the Di Giorgio Retirement Plan (the "Retirement Plan") which is a defined benefit pension plan. Employees of the Company and its affiliates who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Retirement Plan after completing one year of employment.

All benefits under the Retirement Plan are funded by contributions made by the Company. In general, a participant's retirement benefit consists of the sum of
(a) with respect to employment on or after September 1, 1990, an annual amount equal to the participant's aggregate compensation (excluding income from the exercise of certain stock option and stock appreciation rights) while he is eligible to participate in the Retirement Plan multiplied by 1.5% and (b) with respect to employment prior to September 1, 1990, an annual amount equal to the sum of (i) the benefit earned under the Retirement Plan as of December 31, 1987, the product of the participant's 1988 compensation and 1.5%, and the product of the participant's 1988 compensation in excess of $45,000 and .5% plus (ii) the product of the participant's aggregate compensation earned after 1988 and prior to September 1, 1990 and 1.5%. In certain circumstances, the amount determined under (b)(i) above may be determined in an alternative manner.

Benefits under the Retirement Plan are payable at a participant's normal retirement date (i.e., Social Security retirement age) in the form of an annuity although a limited lump-sum payment is available. In addition, an actuarially reduced early retirement benefit is available after a participant reaches age 55.

A participant earns a nonforfeitable (i.e., vested) right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan is as follows:
Mr. Goldberg, $20,521; Mr. Neff, $18,441; Mr. Bokser $85,496; Mr. Zorn, $8,070;
Mr. De Simone, $11,861.

RETIREMENT SAVINGS PLAN

The Company maintains the Di Giorgio Retirement Savings Plan (the "Savings Plan") which is a defined contribution plan with a cash or deferred arrangement (as described under Section 401(k) of the Internal Revenue Code of 1986). In general, employees of the Company and its affiliates who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Savings Plan after completing one year of employment.

Eligible employees may elect to contribute on a tax deferred basis from 1% to 10% of their total compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution equal to a designated percentage of a participant's basic contribution (which all may be subject to certain statutory limitations). This percentage is based on the Company's consolidated pre-tax rate of return (i.e., the quotient obtained by dividing the Company's adjusted consolidated pre-tax earnings by its consolidated net worth) and ranges from 30% to 50%.

Each participant has a fully vested (i.e., nonforfeitable) interest in all contributions made by him and in the matching contributions made by the Company on his behalf and has full investment discretion over his contributions.

A participant may withdraw certain amounts credited to his account prior to termination of employment. Certain withdrawals require financial hardship or attainment of age 59 1/2. In general, amounts credited to a participant's account will be distributed upon termination of employment.

COMPENSATION OF DIRECTORS

Directors of the Company who are not employees or otherwise affiliated with the Company receive a quarterly retainer fee of $4,000 plus fees of $1,000 per day for attendance at Board of Directors and Committee meetings. All directors of the Company are also reimbursed for out-of-pocket expenses associated with attendance at Board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Goldberg, and Solimine served as members of the Compensation Committee of Di Giorgio during 1996. Mr. Goldberg is Chairman, President and Chief Executive Officer of Di Giorgio and White Rose. Neither Messrs. Carella nor Solimine serve as executive officers of Di Giorgio, White Rose or their subsidiaries.

Mr. Goldberg, who is Chairman of the Board, President, and Chief Executive Officer of White Rose, serves on the Board of Directors and, through his indirect beneficial ownership, controls the affairs of Las Plumas. Mr. Neff, who is a member of the Board of Directors of White Rose, serves as President of Las Plumas.

Messrs. Goldberg, Neff and Bokser, who serve as executive officers and members of the Board of Directors of Di Giorgio and White Rose, serve as executive officers and members of the Board of Directors of DIG Holding.

See "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Mr. Goldberg, through his indirect beneficial ownership of the Company, controls the affairs of the Company. White Rose, the majority of the common stock of which is owned by Rose Partners, LP (98.5%), owns 100% of the outstanding voting common stock of Di Giorgio. Mr. Goldberg controls the affairs of Rose Partners in his capacity as sole general partner.

Mr. Goldberg, through his indirect beneficial ownership of the Company, effectively has the ability to determine the outcome of most corporate actions requiring stockholder approval, including the election of the Board of Directors, adoption of certain amendments to the charter and approval of mergers, sales of all or substantially all assets or going private transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BT Commercial Corporation ("BTCC"), an affiliate of BTNY, acts as agent and lender under the Di Giorgio Revolving Credit Facility, entered into concurrently with the Di Giorgio Senior Note Offering, between the Company and a syndicate of banks. In Fiscal 1996 the Company paid fees in the amount of $213,403 and interest in the amount of approximately $3.0 million, of which BTCC received its portion. In addition, the Company paid an annual fee of $100,000 to BTCC for services as agent.

On August 3, 1992, White Rose Frozen Food ("Frozen Food") and WRGFF Associates, L.P. ("WRGFF"), a New Jersey limited partnership controlled by Mr. Goldberg, acquired in two simultaneous transactions substantially all of the operating properties and assets of Global from Sysco. To facilitate the Global Acquisition,WRGFF purchased and subsequently leased certain assets of Global to the Company. In Fiscal 1996, the Company paid approximately $1.4 million to WRGFF in connection with the lease of such assets.

Las Plumas Divestiture

In June 1992, the Company distributed all of the outstanding shares of Las Plumas to its then sole shareholder, DIG Holding, as a dividend. The net book value of such stock was estimated to be $21.7 million. The Company remains liable for various liabilities of the Las Plumas Division including liabilities relating to environmental and workers' compensation matters incurred prior to the date of divestiture. At the time of the dividend the Company was owed $4.5 million. As of December 28, 1996, Las Plumas owed the Company approximately $3.5 million. This indebtedness is evidenced by a subordinated note secured by a mortgage relating to four parcels of property of Las Plumas. This loan originally matured in June 1994 and has been extended until June 1998 and bears interest at a fluctuating rate determined quarterly equal to the weighted average of the interest rate paid by the Company under the Di Giorgio Revolving Credit Facility. The weighted average interest rate with respect to this loan was 8.39% in Fiscal 1996. The note evidencing the Las Plumas Loan is pledged as additional security under the Di Giorgio Revolving Credit Facility. Las Plumas has advised the Company that in the event of any sale or disposition of the stock or substantially all of the assets of Las

Plumas, or refinancing of the mortgage, the proceeds would be applied to the repayment of this obligation.

Tax Sharing

DIG Holding Corp. ("DIG Holding") and the Company entered into an intercompany tax agreement, effective January 1, 1992 (as amended), providing for the filing of consolidated and combined federal and certain state income tax and franchise tax returns and for the allocation of income tax liabilities related to such returns. On December 27, 1996, White Rose and its parent, DIG Holding, effected a merger with White Rose continuing as the surviving corporation. As provided for in the tax agreement, White Rose assumed DIG Holding's standing in the consolidated group. As required by the terms of the intercompany tax agreement, each of the Company and its subsidiaries will pay to White Rose an amount equal to the consolidated or combined federal income or state income or franchise taxes due multiplied by a fraction, the numerator of which is each member's separately determined taxable income and the denominator of which is the combined or consolidated taxable income of all members of the group. Management believes that White Rose and its subsidiaries other than the Company may benefit from such agreement to the extent that the Company has tax attributes that reduce the consolidated or combined tax liability of White Rose and its subsidiaries. In addition, under certain circumstances, the Company and its subsidiaries may not benefit from their tax attributes to the same extent as they would have if they had filed separate returns. However, except for the inability to fully utilize certain of the Company's separately computed tax attributes, in no event will the Company become obligated to pay an amount which is greater than that which it would have paid on an unconsolidated basis.

Other

The Company employs Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, a director of the Company, is a partner, for legal services on an on-going basis. The Company has paid approximately $111,000 to the firm for fiscal 1996.

The Company employs Emar Group, Inc. ("Emar Group"), a risk management and insurance brokerage company controlled by Emil W. Solimine, a director of the Company, for risk management and insurance brokerage services. The Company has paid Emar Group approximately $150,000 for fiscal 1996 for such services.

In fiscal 1996, the Company recorded income of $245,000 from Bally Entertainment Corporation, a company in which Mr. Goldberg serves as Chairman and Chief Executive Officer, in connection with the sharing of its office facilities and sundry other expenses.

The Company believes that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.      DOCUMENTS FILED AS PART OF THIS REPORT.

        1.     FINANCIAL STATEMENTS

               Independent Auditors' Report.........................    F-2

               Consolidated Balance Sheets as of December 30, 1995
               and December 28, 1996................................    F-3

               Consolidated Statements of Operations for each of the
               three years in the period ended December 28, 1996....    F-4

               Consolidated Statements of Changes in Stockholder's
               Equity for each of the three years in the period
               ended December 28, 1996..............................    F-5

               Consolidated Statements of Cash Flows for each of
               the three years in the period ended December 28, 1996    F-6

               Notes to Consolidated Financial Statements...........    F-8

        2.     FINANCIAL STATEMENT SCHEDULES

               Schedule II--Valuation and Qualifying Accounts.......    S-1

        3.     EXHIBITS

               A.     Exhibits

               3.1(4)  - Form of Amended and Restated Certificate of
                         Incorporation of the Company

               3.2(4)  - Restated Bylaws of the Company

               4.1(5)  - Indenture, dated February 2, 1993 under the company
                         Senior Notes due 2003 are issued

               4.2(5)  - 12 % Senior Note due 2003 Specimen

               10.1(5) - Credit Agreement dated as of February 10, 1993 among the company, various financial institutions, BT Commercial Corporation, as agent and Bankers Trust Company as Issuing Bank

               10.2(8)- Sublease Agreement between MF Corp. (sublandlord) and PC Richard & Son Long Island Corporation (subtenant), dated July 27, 1993, relating to facilities located in Farmingdale, New York

               10.3(2)-  Employment Agreement dated May 1, 1992 between Richard
                         B. Neff and the Company, as amended

               10.4(2)- Employment Agreement dated February 18, 1992 between the Company and Robert A. Zorn

               10.5(10)- Amended and Restated Employment Agreement dated
                         January 1, 1994 between the Company and Stephen R.
                         Bokser

               10.6(16)- Di Giorgio Retirement Plan as Amended and Restated
                         effective January 1, 1989 (dated January 26, 1996)

               10.7(14)- Di Giorgio Retirement Savings Plan as Amended and
                         Restated effective January 1, 1989

               10.8(16)- Amendment to the Di Giorgio Retirement Savings Plan
                         effective January 1, 1989 (dated November 28, 1995)

               10.9(2)- Lease between The Four B's (landlord) and White Rose Dairy, a division of Di Giorgio (tenant) dated November 21, 1988, as amended May 11, 1989, relating to facilities located in Kearny, New Jersey

               10.10(2)- Lease between Marley Properties, Inc. (landlord) and
                         Met Food Corp. (tenant), dated March 11, 1968, and amendment thereto, relating to facilities located in Farmingdale, New York

               10.11(4)- Sub-Sublease between WRGFF (sublandlord) and Frozen
                         Food (subtenant), dated August 3, 1992 relating to facilities located in Garden City, New York

               10.12(7)- Consent and Amendment No. 1 dated as of June 25, 1993 to Credit Agreement dated as of February 10, 1993

               10.13(8)- Consent and Amendment No. 2 dated as of November 3,
                         1993 to Credit Agreement dated as of February 10, 1993

               10.14(5)- Note Pledge Agreement dated as of February 1, 1993, by Di Giorgio Corporation in favor of BT Commercial Corporation, as agent

               10.15(5)- License and Security Agreement dated as of February
                         1, 1993, by Di Giorgio Corporation in favor of BT Commercial Corporation, as agent

               10.16(5)- Promissory Note dated as of February 2, 1993 made by
                         Las Plumas Lumber Corporation in favor of Di Giorgio


               10.18(2)- Settlement Agreement dated July 30, 1992, by and between White Rose Foods, Inc. and the Furniture, Flour, Grocery, Teamsters and Chauffeurs Union, Local No. 138

               10.19(5)- Tax Sharing Agreement effective January 1, 1992 among
                         DIG Holding, Di Giorgio and certain other parties

               10.20(9)- Amendment to Tax Sharing Agreement effective January
                         1, 1993 among DIG Holding, Di Giorgio and certain other parties

               10.30(10)-Lease between AMAX Realty Development, Inc. and V.
                         Paulius and Associates and the Company dated February 11, 1994 relating to warehouse facility at Carteret, New Jersey

               10.31(10)-Consent and Amendment No. 3 dated March 30, 1994 to
                         Credit Agreement dated as of February 10, 1993

               10.32(11)-Consent and Amendment No. 4 dated April 22, 1994 to
                         Credit Agreement dated as of February 10, 1993.

               10.33(12)-Asset Purchase Agreement made as of the 1st day of
                         April 1994 by and among Di Giorgio Corporation, Fleming Foods East Inc. and Fleming Companies, Inc., and First Amendment dated April 7, 1994 and Second Amendment dated April 20, 1994.

               10.34(13)-Third Amendment dated as of June 20, 1994 to Asset
                         Purchase Agreement of April 1, 1994 between Di Giorgio Corporation, Fleming Foods East, Inc. and Fleming Companies, Inc.

               10.35(14)-Amendment No. 5 dated November 15, 1994 to Credit
                         Agreement dated as of February 10, 1993.

               10.36(14)-Waiver and Amendment No. 6 dated as of March 3, 1995 to Credit Agreement dated as of February 10, 1993.

               10.37(14)-Sublease Agreement dated June 20, 1994 between
                         Fleming Foods East Inc. (landlord) and Di Giorgio Corporation (tenant) relating to facilities located in Woodbridge, New Jersey.

               10.38(15)-Amendment No. 7 dated September 30, 1995 to Credit
                         Agreement dated as of February 10, 1993.

               10.39(17)- Amendment No. 8, dated as of September 26, 1996 to
                         Credit Agreement dated as of February 10, 1993.

               21(2)   - List of Subsidiaries of the Company

               27(1)   - Financial Data Schedule

------------------------------------------

(1)  Filed herewith

(2) Incorporated by reference to S-1 Registration Statement of Di Giorgio (File No. 33-53886) filed with the Commission on October 28, 1992

(3) Incorporated by reference to Pre-Effective Amendment No. 1 to S-1 Registration Statement of the company (File No. 33-53886) filed with the Commission on December 18, 1992

(4) Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on form S-1 of Di Giorgio (File No. 33-53886) filed with the Commission on January 11, 1993

(5) Incorporated by reference to Amendment No. 3 to S-1 Registration Statement of Di Giorgio (File No. 33-53886) filed with the Commission on February 1, 1993

(6)  Intentionally omitted

(7) Incorporated by reference to the company's Quarterly Report on Form 10-Q (File No. 1-1790) filed with the Commission on August 16, 1993

(8) Incorporated by reference to the company's Quarterly Report on Form 10-Q (File No. 1-1790) filed with the Commission on November 12, 1993

(9) Incorporated by reference to S-4 Registration Statement of White Rose (File No. 33-72284) filed with the Commission on November 24, 1993.

(10) Incorporated by reference to the company's Annual Report on Form 10-K for year ended January 1,1994 (File 1-1790)

(11) Incorporated by reference to the company's Quarterly Report on Form 10-Q for quarter ended April 2, 1994 (File 1-1790)

(12) Incorporated by reference to the company's Current Report on Form 8-K dated April 25, 1994 (File 1-1790)

(13) Incorporated by reference to the company's Quarterly Report on Form 10-Q for quarter ended July 2, 1994 (File 1-1790)

(14) Incorported by reference to the company's Annual Report on Form 10-K for year ended December 31, 1994 (File 1-1790)

(15) Incorporated by reference to the companys Quarterly Report on Form 10-Q for quarter ended September 30, 1995 (File 1-1790)

(16) Incorporated by reference to the company's Annual Report on Form 10-K for the year ended December 30, 1995 (File 1-1790)

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996.

B.   REPORTS ON FORM 8-K

     The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                    DI GIORGIO CORPORATION



                                    By: /s/ Arthur M. Goldberg
                                        ----------------------------------------
                                        Arthur M. Goldberg, Chairman,
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                               DATE
---------                          -----                               ----

 /s/ Arthur M. Goldberg     Chairman, President and Chief         March 25, 1997
------------------------    Executive Officer (Principal
Arthur M. Goldberg          Executive Officer)

 /s/ Jerold E. Glassman     Director                              March 25, 1997
------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine       Director                              March 25, 1997
------------------------
Emil W. Solimine

 /s/ Charles C. Carella     Director                              March 25, 1997
------------------------
Charles C. Carella

 /s/ Jane Scaccetti Fumo    Director                              March 25, 1997
------------------------
Jane Scaccetti Fumo

 /s/ Richard B. Neff        Executive Vice President and          March 25, 1997
------------------------    Chief Financial Officer (Principal
Richard B. Neff             Financial and Accounting
                            Officer); Director

 /s/ Stephen R. Bokser      Executive Vice President and          March 25, 1997
------------------------    Director
Stephen R. Bokser

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED

  FINANCIAL STATEMENTS                                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996          F-3

  Consolidated Statements of Operations for Each of the Three Years in the Period
  Ended December 28, 1996                                                            F-4

  Consolidated Statements of Changes in Stockholder's Equity for Each of the
   Three Years in the Period Ended December 28, 1996                                 F-5

  Consolidated Statements of Cash Flows for Eachof the Three Years in the Period
   Ended December 28, 1996                                                           F-6

  Notes to Consolidated Financial Statements                                         F-8


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Di Giorgio Corporation
Carteret, New Jersey

We have audited the consolidated balance sheets of Di Giorgio Corporation and subsidiaries (the "Company") as of December 30, 1995 and December 28, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 21, 1997

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1995 AND DECEMBER 28, 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                                                    1995          1996
CURRENT ASSETS:
  Cash and equivalents                                                 $     302     $   1,537
  Accounts and notes receivable - Net                                     70,864        61,550
  Inventories                                                             52,331        49,563
  Prepaid expenses                                                         3,479         3,684
                                                                       ---------     ---------
           Total current assets                                          126,976       116,334

PROPERTY, PLANT AND EQUIPMENT - Net                                       60,058        56,270

LONG-TERM NOTES RECEIVABLE                                                 7,195        10,861

DEFERRED FINANCING COSTS                                                   4,828         3,835

OTHER ASSETS                                                              12,680        12,216

EXCESS OF COST OVER NET ASSETS ACQUIRED                                   95,510        87,471
                                                                       ---------     ---------
TOTAL                                                                  $ 307,247     $ 286,987
                                                                       =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Notes payable                                                        $  32,303     $  26,719
  Current portion of long-term debt                                        1,540         1,299
  Accounts payable - trade                                                58,414        49,468
  Accrued expenses                                                        25,307        24,361
  Current installment - capital lease liability                            2,231         2,378
                                                                       ---------     ---------
           Total current liabilities                                     119,795       104,225

LONG-TERM DEBT                                                           108,809       102,743

CAPITAL LEASE LIABILITY                                                   33,902        31,523

OTHER LONG-TERM LIABILITIES                                                9,131         7,826

STOCKHOLDER'S EQUITY:
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 101.62 shares                                    --            --
  Common stock, Class B, $.01 par value - authorized, 1,000 shares;
    issued and outstanding, 100 shares                                        --            --
  Additional paid-in capital                                              45,944        45,944
  Accumulated deficit                                                    (10,334)       (5,274)
                                                                       ---------     ---------
            Total stockholder's equity                                    35,610        40,670
                                                                       ---------     ---------
TOTAL                                                                  $ 307,247     $ 286,987
                                                                       =========     =========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 30,    DECEMBER 28,
                                                       1994           1995            1996
REVENUE:
  Net sales                                         $ 932,386     $ 1,018,218     $ 1,045,161
  Other revenue                                         4,461           4,823           5,045
                                                    ---------     -----------     -----------
           Total revenue                              936,847       1,023,041       1,050,206

COST OF PRODUCTS SOLD                                 835,526         915,536         935,719
                                                    ---------     -----------     -----------
           Gross profit - exclusive of warehouse
             expense shown separately below           101,321         107,505         114,487

OPERATING EXPENSES:
  Warehouse expense                                    37,503          39,196          40,343
  Transportation expense                               21,354          22,759          21,624
  Selling, general and administrative expenses         20,229          22,360          23,387
  Facility integration expense                          3,986              --              --
  Amortization - excess of cost over net assets
     acquired                                           2,766           2,892           2,892
                                                    ---------     -----------     -----------
OPERATING INCOME                                       15,483          20,298          26,241

INTEREST EXPENSE                                       15,782          19,683          18,067

AMORTIZATION - Deferred financing costs                 1,370           1,336             993

OTHER INCOME - Net                                     (2,079)         (2,708)         (2,706)
                                                    ---------     -----------     -----------
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                410           1,987           9,887

INCOME TAXES                                            1,121           1,946           5,046
                                                    ---------     -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM                                                 (711)             41           4,841

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt - net of tax              --             306             219
                                                    ---------     -----------     -----------
NET INCOME (LOSS)                                   $    (711)    $       347     $     5,060
                                                    =========     ===========     ===========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                   CLASS A             CLASS B      ADDITIONAL
                                COMMON STOCK        COMMON STOCK      PAID-IN   ACCUMULATED
                              SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL     DEFICIT       TOTAL
                              ------    ------    ------    ------    -------    --------     --------
BALANCE, JANUARY 1, 1994      101.62    $   --    100.00    $   --    $45,944    $ (9,970)    $ 35,974

  Net loss                        --        --        --        --         --        (711)        (711)
                              ------    ------    ------    ------    -------    --------     --------
BALANCE, DECEMBER 31, 1994    101.62        --    100.00        --     45,944     (10,681)      35,263

  Net income                      --        --        --        --         --         347          347
                              ------    ------    ------    ------    -------    --------     --------
BALANCE, DECEMBER 30, 1995    101.62        --    100.00        --     45,944     (10,334)      35,610

  Net income                      --        --        --        --         --       5,060        5,060
                              ------    ------    ------    ------    -------    --------     --------
BALANCE, DECEMBER 28, 1996    101.62    $   --    100.00    $   --    $45,944    $ (5,274)    $ 40,670
                              ======    ======    ======    ======    =======    ========     ========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 28, 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              YEAR ENDED
                                                                DECEMBER 31, DECEMBER 30, DECEMBER 28,
                                                                    1994        1995         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              $   (711)    $   347     $  5,060
  Adjustments to reconcile net (loss) income to net cash
    provided by operations:
    Extraordinary gain on extinguishment of debt - net of tax          --        (306)        (219)
    Depreciation and amortization                                   2,812       3,949        4,488
    Amortization of deferred financing costs                        1,370       1,336          993
    Amortization of excess of cost over net assets acquired         2,766       2,892        2,892
    Other amortization                                                478         527          527
    Provision for doubtful accounts                                 2,100       2,100        1,850
    Increase in prepaid pension cost                                 (960)       (720)        (461)
    Non-cash interest                                                  --         567           --
    Loss on sale of property                                          459          --           --
    Income tax benefit offset against excess of cost
      over net assets acquired                                      1,058       1,841        5,001
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts and notes receivable                               (11,364)      1,609        7,464
      Inventories                                                  (9,071)      1,272        2,768
      Prepaid expenses                                               (175)       (327)        (165)
      Other assets                                                    161         595          662
      Long-term receivables                                           264       1,560       (3,666)
    Increase (decrease) in:
      Accounts payable                                             21,827      (6,304)      (8,946)
      Accrued expenses and other liabilities                       (1,755)     (2,426)      (2,251)
                                                                 --------     -------     --------
           Net cash provided by operating activities                9,259       8,512       15,997
                                                                 --------     -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (1,390)     (1,920)      (1,004)
  Proceeds from sale of property                                      730          --           --
  Cash paid to acquire business                                    (9,700)         --           --
  Proceeds from contingent reimbursement                              489       1,063           --
                                                                 --------     -------     --------
              Net cash used in investing activities                (9,871)       (857)      (1,004)
                                                                 --------     -------     --------

                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER
28, 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               YEAR ENDED
                                                                 DECEMBER 31, DECEMBER 30, DECEMBER 28,
                                                                     1994         1995         1996
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings/repayments from revolving credit
    facility - net                                                $    291     $ (6,529)    $ (5,584)
  Refinancing                                                           --        6,600           --
  Payments of transaction fees and expenses                           (418)        (600)          --
  Repayments of capital lease obligations                           (1,618)      (3,990)      (2,232)
  Repayments of debt                                                (1,083)      (3,529)      (5,942)
  Proceeds from equipment sale                                       3,500           --           --
                                                                  --------     --------     --------
           Net cash provided by (used in) financing activities         672       (8,048)     (13,758)
                                                                  --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    60         (393)       1,235

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           635          695          302
                                                                  --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $    695     $    302     $  1,537
                                                                  ========     ========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:
  Business acquired:
    Fair value of assets acquired                                 $  9,298     $     --     $     --
    Liabilities assumed or created                                  (3,596)          --           --
    Net cash paid for business acquired                             (9,211)          --           --
    Present value of note payable issued                            (7,021)          --           --
                                                                  --------     --------     --------
EXCESS OF COST OVER NET ASSETS
  ACQUIRED                                                        $ 10,530     $     --     $     --
                                                                  ========     ========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:
  Acquisition of warehouse facility and machinery in
exchange for
    capital lease                                                 $     --     $ 28,391     $     --
                                                                  ========     ========     ========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period:
    Interest                                                      $ 15,807     $ 19,635     $ 18,569
                                                                  ========     ========     ========
    Income taxes                                                  $     37     $    125     $     73
                                                                  ========     ========     ========

See notes to consolidated financial statements.

                                                                     (Concluded)

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION - On February 9, 1990, DIG Acquisition Corp., a wholly-owned subsidiary of DIG Holding Corp. ("DIG Holding"), acquired 95% of the outstanding stock of Di Giorgio Corporation (the "Company") pursuant to a cash tender offer at $30 per share for the Class A common stock. The remaining 5% of Di Giorgio common stock was obtained via a merger of DIG Acquisition Corp. and the Company.

   The acquisition was accounted for as a purchase and the cost of Di Giorgio's stock, together with the related acquisition fees and expenses was allocated to the assets acquired and liabilities assumed based on fair values. As of December 30, 1995 and December 28, 1996, accumulated amortization of excess costs over net assets acquired was approximately $16,003,000 and $18,895,000, respectively.

   In February 1993, the Company issued 100 shares of Class B common stock to DIG Holding Corp. in exchange for a capital contribution of $25 million. In September 1993, White Rose Foods, Inc. purchased the 100 shares of Class B common stock from DIG Holding so that as of September 1993, White Rose Foods, Inc. owned 100% of the Company.

   DESCRIPTION OF BUSINESS - The Company is a wholesale food distributor serving both independent retailers and supermarket chains principally in the New York City metropolitan area including Long Island, northern New Jersey and to a lesser extent, the Philadelphia area. The Company distributes three primary supermarket product categories: grocery, frozen and dairy.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

   INVENTORIES - Inventories, primarily consisting of finished goods, are valued at the lower of cost (weighted average cost method) or market.

   PROPERTY, PLANT AND EQUIPMENT - Owned property, plant and equipment is stated at cost. Capitalized leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the leased property. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated life of the asset or the lease.

   In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow value is required.

   EXCESS OF COST OVER NET ASSETS ACQUIRED - The excess of cost over net assets acquired is being amortized by the straight-line method over 40 years.

   Management assesses the recoverability of goodwill by comparing the Company's forecasts of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each quarterly balance sheet date. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference of the present value of the expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the then balance sheet value. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes, at this time, that the goodwill carrying value and useful life continues to be appropriate.

   DEFERRED FINANCING COSTS - Deferred financing costs are being amortized over the life of the related debt using the interest method.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

   Actual results could differ from those estimates.

   CASH EQUIVALENTS - Cash equivalents are investments with original maturities of three months or less from the date of purchase.

   FISCAL YEAR - The Company's fiscal year-end is the Saturday closest to December 31. The financial statements for each of the three years in the period ended December 28, 1996 comprised 52 weeks.

   RECLASSIFICATIONS - Previously, the Company classified as other income reclamation service fees, label income and other customer related services. Commencing in the year ended December 28, 1996, the Company is classifying these items as other revenue. Prior year amounts have been reclassified accordingly. The change in classification has no effect on previously reported net income.

   Certain other reclassifications were made to prior years' financial statements to conform to the current year presentation.

2.  ACCOUNTS AND NOTES RECEIVABLE

   Accounts and notes receivable consists of the following:

                                             DECEMBER 30,    DECEMBER 28,
                                                 1995            1996
                                                   (IN THOUSANDS)
   Accounts receivable                        $ 60,231        $ 52,688
   Notes receivable                              7,737           7,192
   Other receivables                             6,837           5,981
   Less allowance for doubtful accounts         (3,941)         (4,311)
                                              --------        --------
                                              $ 70,864        $ 61,550
                                              ========        ========

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                       ESTIMATED
                                      USEFUL LIFE    DECEMBER 30,   DECEMBER 28,
                                        IN YEARS        1995            1996
                                                          (IN THOUSANDS)
Land                                        --        $    900        $   900
Buildings and improvements                  10           6,366          6,275
Machinery and equipment                    3-10          9,662         10,495
Less accumulated depreciation                           (6,194)         8,024)
                                                      --------        -------
                                                        10,734          9,646
                                                      --------        -------
Capital leases:
  Building and improvements                             45,705         45,705
  Equipment                                              8,410          8,410
  Less accumulated amortization                         (4,791)        (7,491)
                                                      --------        -------
                                                        49,324         46,624
                                                      --------        -------
                                                      $ 60,058        $56,270
                                                      ========        =======

4. ACQUISITION

   ROYAL ACQUISITION - On June 20, 1994, the Company acquired substantially all of the operating properties, assets and business of the dairy and deli distribution business based in Woodbridge, New Jersey known as Royal Foods ("Royal") from Fleming Foods East, Inc. and its parent corporation, Fleming Companies Inc. The total purchase price was approximately $16.2 million, consisting of an $8 million seller-financed note (present value of $7 million at date of issuance) and $8.2 million in cash (net of $489,000 of contingent reimbursement received during the year December 31, 1994 and an additional $1 million received during the year ended December 30, 1995).

   The acquisition was accounted for as a purchase and the cost was allocated to the assets acquired and liabilities assumed based on fair values. The cost of the acquisition exceeded the total fair value of the net assets acquired. The results of operations are included in the statement of operations from April 25, 1994, the date of the first closing. The Company did not purchase all assets and/or operations of the seller and did not obtain all of the seller's customers. As such it is not possible to present pro forma results estimating combined results of operations as if the purchase acquisition was consummated on January 2, 1994.

   The Company incurred an approximate $4.0 million charge in the period ended December 31, 1994, which has been paid as of December 28, 1996, for the integration of its two dairy facilities. During fiscal 1994, the Company moved its existing dairy business from its Kearny, New Jersey facility to its Woodbridge, New Jersey facility. As part of this integration, the Company developed an exit plan for its Kearny facility. The charge includes approximately $3.0 million relating to contractual costs, including $2 million of fixed Kearny facility expenses, primarily for the rent and real estate taxes. The charge also included approximately $900,000 of costs paid through October 1, 1994 relating to temporary incremental expenses that were a direct result of the plan to exit Kearny and move to Woodbridge in an orderly and timely fashion. These charges primarily reflect duplicate and incremental labor charges during the physical integration that did not appreciably add to the generating of revenue.

   Although the Company continues to investigate subleasing the Kearny facility, the facility was placed back into operations in the second quarter of fiscal 1996. The Company currently operates a storage facility as well as a juice depot at the location. In the first quarter of fiscal 1997, the Company has begun to investigate the alternative of expanding the facility as it decides whether to enter the produce distribution business.

5. FARMINGDALE WAREHOUSE FACILITY

   On July 27, 1993, the Company, through its wholly-owned subsidiary, MF Corp., entered into an agreement for the sublease of Farmingdale, the Company's old grocery facility. The initial term of the sublease is five years. The sublessee was also granted an option, which is exercisable under certain circumstances, to purchase the property. The Company and the fee owner will share the economic benefits, if any, of the resulting income stream, and any excess proceeds of financing related thereto with 80% to the Company and 20% to the fee owner.

   On March 9, 1995, the Company, through MF Corp. and in conjunction with the fee owner, completed a $6.6 million mortgage financing of Farmingdale. The Company realized proceeds in the amount of $3.4 million after deducting a $2.2 million capital lease liability payment and $1 million representing associated fees, escrow deposits and a payment to the fee owner.

   Included in other income for each of the three years in the period ended December 28, 1996 is net rental income of approximately $798,000, $954,000 and $1 million, respectively, related to the facility.

6. FINANCING

   Debt consists of the following:

                                                 INTEREST RATE
                                                 AT DECEMBER 28,     DECEMBER 30,  DECEMBER 28,
                                                      1996               1995          1996
                                                                            (IN THOUSANDS)
   Notes payable - revolving credit
      facility (b)                                    8.09%           $ 32,303       $ 26,719
                                                                      ========       ========
   Current portion of long-term debt:
     Mortgage payable (c)                             9.00%           $    627       $    685
     Fleming note payable (d)                         6.37%                593            614
     Other                                            6.75%                320             --
                                                                      --------       --------
                                                                      $  1,540       $  1,299
                                                                      ========       ========
   Long-term debt:
     Senior notes (a)                                12.00%           $ 97,655       $ 92,890
     Mortgage payable (c)                             9.00%              5,585          4,901
     Fleming note payable (d)                         6.37%              5,569          4,952
                                                                      --------       --------
                                                                      $108,809       $102,743
                                                                      ========       ========

   (a)Senior Notes - The senior notes were issued in fully registered form under an Indenture dated as of February 10, 1993 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $100,000,000 principal amount due February 15, 2003, bearing interest at the rate of 12% payable semi-annually and redeemable by the Company in certain circumstances.

      The senior notes may not be redeemed prior to February 15, 1998. After February 15, 1998, the senior notes are redeemable at the Company's option, in whole or in part, at a premium declining from 4.5% in 1998 to par in 2001 and subsequent years until maturity in 2003. If a change of control occurs, the Company shall make an offer to repurchase all of the senior notes then outstanding on a date 60 days after the date of such change of control at a cash purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

      During the years ended December 30, 1995 and December 28, 1996, DiGiorgio retired $2,345,000 and $4,765,000, respectively, of the senior notes that it purchased on the open market and recorded an extraordinary gain of $306,000 (net of taxes of $204,000) and $219,000 (net of taxes of $146,000), respectively.

      Payments of principal and interest on the senior notes are subordinate to the Company's secured obligations, including borrowings under the revolving credit facility, capital lease obligations (see Note 11) and other secured indebtedness of the Company and its subsidiaries.

      The Senior Note Indenture limits the ability of the Company and its restricted subsidiaries to create, incur, assume, issue, guarantee or become liable for any indebtedness, pay dividends, redeem capital stock of the Company or a restricted subsidiary, and make certain investments. The Senior Note

      Indenture further restricts the Company's and its restricted subsidiaries' ability to sell or issue a restricted subsidiaries' capital stock, create liens, issue subordinated indebtedness, sell assets, and undertake transactions with affiliates. No consolidation, merger or other sale of all or substantially all of its assets in one transaction or series of related transactions is permitted, except in limited instances.

   (b)Revolving Credit Facility - As of December 28, 1996, borrowings under the $90 million credit facility bore interest at the Company's option, at the rate of bank prime plus 1.0% or the adjusted Eurodollar rate plus 2.5%. Prior to September 1995, borrowings bore interest, at the Company's option, at the rate of bank prime plus 1.5% or the adjusted Eurodollar rate plus 3%. On February 1, 1997, the interest rate was lowered by .25% to prime plus .75% or the adjusted Eurodollar rate plus 2.25% because of the Company's ability to meet certain financial tests.

      Although the Company's credit facility expires on June 30, 1997, management of the Company believes the facility will either be extended or replaced on either substantially the same terms or better terms.

      Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible amount of receivable and 60% of eligible inventory. As of December 28, 1996, the Company had an additional $35 million of borrowing base availability.

      The borrowings under the revolving credit facility are secured by the Company's inventory and accounts receivable as well as certain general intangibles and documents of title. The Company also pledged as security the Las Plumas Lumber Corp. ("Las Plumas") note (see Note 15).

      The Company's $90 million revolving credit facility, among other matters, contains certain restrictive covenants relating to net worth, interest coverage, current ratio and capital expenditures. The facility also prohibits the payment of dividends. The Company was in compliance with the covenants as of December 28, 1996.

   (c)Mortgage Payable - The terms of the eight-year, nonrecourse mortgage payable of the Company's wholly-owned subsidiary, MF Corp., are payments of $96,691 a month, including interest at 9% through 2004. Beginning in fiscal 1998, the interest rate adjusts to Moody's A Corporate Bond Index Daily Rate minus one-eighth of 1%. The mortgage includes customary prepayment penalties.

   (d)Fleming Note Payable - The terms of the note require quarterly principal payments of $200,000 plus interest at a rate equal to the prime rate (as stated in the Wall Street Journal) minus 2%, divided by two. Currently, cash interest is 3.25% and is to be reset every eighteen months. The note matures on June 20, 1999. The note has been discounted at a rate of 6.37% for financial statement purposes. As of December 28, 1996, the remaining principal amount on the note is $6 million. The note is secured by a $1.5 million letter of credit.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts and fair values of the Company's financial instruments are as follows:

                                               DECEMBER 30, 1995                 DECEMBER 28, 1996
                                           CARRYING            FAIR          CARRYING            FAIR
                                             VALUE            AMOUNT           VALUE            AMOUNT
                                                                  (IN THOUSANDS)
   Debt (Note 6):
     Revolving credit facility              $32,303          $32,303          $26,719          $26,719
     12% Senior notes                        97,655           80,077           92,890           99,968
     Other notes payable                     12,694           12,694           11,152           11,152
   Accounts and notes receivable -
     current (Note 2)                        70,864           70,864           61,550           61,550
   Notes receivable - long-term               7,195            7,195           10,861           10,861

   The fair value of the 12% senior notes as of December 30, 1995 and December 28, 1996 are based on yields of 16.44% (as of February 29, 1996) and 10.28% (as of December 30, 1996), respectively. Based on the borrowing rate currently available to the Company, the revolving credit facility is considered to be equivalent to its fair value. The fair values of other notes payable were assumed to reasonably approximate their carrying amounts since they have variable interest rates.

   The book value of the current and long-term accounts and notes receivable is equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

8. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                        DECEMBER 30,     DECEMBER 28,
                                            1995             1996
                                                (IN THOUSANDS)
   Legal                                  $ 1,127          $ 1,123
   Environmental                            1,017              708
   Interest                                 4,914            4,412
   Employee benefits                        5,693            5,957
   Due to vendors/customers                 2,659            3,219
   Non-compete agreements                     568               --
   Facility integration expenses              609               --
   Other                                    8,720            8,942
                                          -------          -------
                                          $25,307          $24,361
                                          =======          =======

9. RETIREMENT

   a. Pension Plans - The Company maintains a noncontributory defined benefit pension plan covering substantially all of its non-collective bargaining employees. Pension costs for these plans and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The Company makes annual contributions to the plans in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Company's pension plan are invested in Treasury notes, U.S. Government agency bonds, and temporary investments.

      Plan Changes - Effective January 1, 1995, the method for determining market and related value of assets was changed from the market value to a five-year moving market value with asset gains/losses recognized over five years.

      The pension credit included in operations for the years ended December 31, 1994, December 30, 1995, and December 28, 1996 includes the following components:

                                                           YEAR ENDED
                                         -----------------------------------------------
                                         DECEMBER 31,     DECEMBER 30,      DECEMBER 28,
                                            1994              1995              1996
                                                         (IN THOUSANDS)
   Service cost-benefits earned
     during the period                    $   393           $   345           $   585
   Interest cost on projected
      benefit obligation                    2,951             3,350             3,350
   Return on assets - actual                1,139            (7,138)           (4,302)
   Net amortization and deferral           (5,464)            2,746              (117)
                                          -------           -------           -------
   Net periodic pension credit            $  (981)          $  (697)          $  (484)
                                          =======           =======           =======

      The following sets forth the status of the plan as of the most recent actuarial report:

                                                          DECEMBER 30,     DECEMBER 28,
                                                              1995             1996
                                                                 (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation                              $44,283          $45,179
                                                            =======          =======
     Accumulated benefit obligation                         $45,063          $46,187
                                                            =======          =======
   Projected benefit obligation                             $45,632          $46,976
   Plan assets at fair value                                 49,132           50,213
                                                            -------          -------
   Plan assets in excess of projected
     benefit obligation                                       3,500            3,237
   Unrecognized prior service cost                              180              165
   Unrecognized net loss                                      4,255            5,017
                                                            -------          -------
   Prepaid pension cost                                     $ 7,935          $ 8,419
                                                            =======          =======

      The prepaid pension cost is included in other assets on the consolidated balance sheets.

      The following table provides the assumptions used in determining the actuarial present value of the projected benefit obligation at December 30, 1995 and December 28, 1996:

                                                            DECEMBER 30,    DECEMBER 28,
                                                                1995           1996
   Weighted average discount rate                               7.50%          7.50%
   Rate of increase in future compensation levels               6.00           6.00
   Expected long-term rate of return on plan assets             9.00           9.00

      The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense included in operations was as follows:

       YEAR ENDED         (IN THOUSANDS)
   December 31, 1994          $  605
   December 30, 1995             836
   December 28, 1996           1,082

   b. Savings Plan - The Company maintains a defined contribution 401(k) savings plan. Employees of the Company who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the plan after completing one year of employment.

      Eligible employees may elect to contribute on a tax deferred basis from 1% to 10% of their total compensation (as defined in the savings plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution equal to a designated percentage of a participant's basic contribution (which all may be subject to certain statutory limitations). Company contributions to the plan are summarized below:

          YEAR ENDED                                        (IN THOUSANDS)
      December 31, 1994                                          $111
      December 30, 1995                                           144
      December 28, 1996                                           171

10. OTHER LONG-TERM LIABILITIES

   Other long-term liabilities consist of the following:

                            DECEMBER 30,     DECEMBER 28,
                                1995            1996
                                   (IN THOUSANDS)
   Employee benefits          $4,206          $3,520
   Legal                       1,877           2,633
   Environmenal                1,378           1,337
   Other                       1,670             336
                              ------          ------
                              $9,131          $7,826
                              ======          ======

11. COMMITMENTS AND CONTINGENCIES

   Leases - The Company conducts certain of its operations from leased warehouse facilities and leases transportation and warehouse equipment. In addition to rent, the Company pays property taxes, insurance and certain other expenses relating to leased facilities and equipment.

   The Company subleases one warehouse facility and certain equipment from WRGFF Associates, L.P. ("WRGFF"), an affiliate of the Company. For each of the years in the three-year period ended December 28, 1996, rental expense under these leases with WRGFF amounted to approximately $1.1 million, $1.2 million and $1.4 million, respectively.

   The Company entered into a lease agreement to lease a dry warehouse facility which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The term of the lease expires in 2015 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million per year (through the expiration date). The Company recorded the lease as a capitalized asset with a related liability, having a net book value as of December 30, 1995 and December 28, 1996 of approximately $26.9 and $25.5 million, respectively.

   The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 28, 1996:

                                                          CAPITAL       OPERATING
               FISCAL YEAR ENDING                          LEASES         LEASES
                                                              (IN THOUSANDS)
                      1997                                $ 4,969        $ 6,135
                      1998                                  3,856          5,255
                      1999                                  3,611          4,146
                      2000                                  3,553          2,632
                      2001                                  3,441          1,573
                   Thereafter                              42,589          1,074
                                                          -------        -------
        Net minimum lease payments                         62,019        $20,815
                                                                         =======
        Less interest                                      28,118

        Present value of net minimum lease
          payments (including current
          installments of $2,378)                         $33,901
                                                          =======

   Total rent expense included in operations was as follows:

          YEAR ENDED                                  (IN THOUSANDS)
      December 31, 1994                                  $7,121
      December 30, 1995                                   6,337
      December 28, 1996                                   6,622

   LETTERS OF CREDIT - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for $11,346,000 and $11,979,000 on open letters of credit with a bank as of December 30, 1995 and December 28, 1996, respectively.

   EMPLOYMENT AGREEMENTS - The Company has employment agreements with three key executives expiring February 1997, March 1997 and April 1996, subject to automatic renewals, absent notice. Under the agreements, combined annual salaries of $778,000 are expected to be paid in fiscal 1997. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

12. OTHER INCOME - NET

   Other income consists of the following:

                                                         YEAR ENDED
                                       ---------------------------------------------
                                       DECEMBER 31,     DECEMBER 30,    DECEMBER 26,
                                           1994             1995            1996
                                                       (IN THOUSANDS)
   Interest income                      $   852           $1,135          $1,405
   Net rental income                      1,037              954           1,020
   Net (loss) gain on disposal
     of equipment                          (459)              --              63
   Non-compete agreement                    514              213              --
   Other - net                              135              406             218
                                        -------           ------          ------
                                        $ 2,079           $2,708          $2,706
                                        =======           ======          ======

13. INCOME TAXES

   The Company's parent, White Rose Foods, Inc., files a consolidated Federal tax return. The consolidated group has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." White Rose Foods, Inc. allocates consolidated income taxes expense or benefit to the Company as if the Company was filing separate tax returns.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax asset has been reduced by a valuation allowance based on current evidence indicating that it is not more likely than not that the future benefits of these temporary differences will be realized. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                       DECEMBER 30,       DECEMBER 28,
                                                           1995               1996
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Allowance for doubtful accounts                     $  2,439           $  1,814
     Accrued expenses not deductible until paid             5,004              5,494
     Net tax operating loss carryforwards                  12,546             12,198
                                                         --------           --------
              Deferred tax asset                           19,989             19,506
                                                         --------           --------
   Deferred tax liabilities:
     Difference between book and tax basis
       of property                                         (4,783)            (4,038)
     Pension asset valuation                               (3,134)            (3,296)
                                                         --------           --------
              Deferred tax liabilities                     (7,917)            (7,334)
                                                         --------           --------
   Net deferred tax assets                                 12,072             12,172

   Less valuation allowance                               (12,072)           (12,172)
                                                         --------           --------
                                                         $     --           $     --
                                                         ========           ========

   The valuation allowance relates to net deferred tax assets relating to preacquisition temporary differences and operating loss carryforwards as well as postacquisition temporary differences and loss carryforwards. The elimination of the valuation allowance relating to (i) preacquisition amount is credited to the excess of cost over net assets of business acquired and
   (ii) postacquisition amount is credited to the income tax provision. In each of the three years in the period ended December 28, 1996, the excess of cost over net assets of business acquired has been reduced by approximately $1.1 million, $2 million and $4.8 million, respectively, because of utilization of preacquisition amounts.

   As of December 28, 1996, approximately $35.9 million of federal net tax operating loss carryforwards (which expire between the years 2006 and 2010) and approximately $30 million of New Jersey state tax operating loss carryforward (which expire between the years 1997 and 2002) are available. The tax effect of $14 million of the net tax operating loss carryforward will be credited to the excess of cost or net assets of business acquired to the extent the valuation allowance relating to the preacquisition amounts is eliminated and the balance will be credited to the tax provision. As of December 28, 1996 there were no taxes currently payable.

   The provision for income taxes consist of the following (in thousands):

                             YEAR ENDED
                          DECEMBER 28, 1996

   Current income tax           $4,676
   Deferred income tax             370
                                ------
                                $5,046
                                ======

   A reconciliation of the Company's effective tax rate from continuing operations with the statutory Federal tax rate is as follows:

                                                          YEARS ENDED
                                        --------------------------------------------
                                        DECEMBER 31,    DECEMBER 30,    DECEMBER 28,
                                            1994            1995            1996
                                                        (IN THOUSANDS)
   Tax at statutory rate                  $  139          $  676          $3,362

   State and local taxes -
     net of federal benefit                   42             287             701

   Permanent differences -
     amortization of excess cost
     over net assets acquired                940             983             983
                                          ------          ------          ------
                                          $1,121          $1,946          $5,046
                                          ======          ======          ======

14. LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

   Various suits and claims arising in the course of business are pending against the Company and its subsidiaries. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially affect the Company's financial position, cash flows or results from operations.

   The Company has been named in various claims and litigation relating to potential environmental problems. In the opinion of management, these claims are either without merit, covered by insurance, adequately provided for, or not expected to result in any material loss to the Company.

15. RELATED PARTY TRANSACTIONS

   As of December 30, 1995 and December 28, 1996, Las Plumas, an affiliate of the Company, owed the Company approximately $3.6 million and $3.5 million, respectively, evidenced by a subordinated note. The note is secured by deeds of trust relating to parcels of property of Las Plumas. The loan matures in June 1998 and bears interest at a fluctuating rate equal to the weighted average of the interest rates paid by the Company. The entire note receivable is classified as long-term in the consolidated balance sheet as of December 28, 1996. Interest expense includes $319,000 in fiscal 1994 of nonoperating interest income earned on the note, and upon collection of the note the Company is required to utilize the proceeds to repay the borrowings under the revolving credit facility.

   A director of the Company is a partner in a firm which provides legal services to the Company on an on-going basis. The Company paid approximately $222,000, $98,000 and $111,000, during each of the three years in the period ended December 28, 1996, respectively, to the law firm for legal services.

   The Company employs the services of a risk management and insurance brokerage firm which is controlled by a director of the Company. Included in the statement of operations are fees paid to the related party of $150,000 for each of the three years in the period ended December 28, 1996.

   The Company recorded income of $184,000, $154,000 and $245,000 for each of the three years in the period ended December 28, 1996, respectively, from an affiliated entity of the President of the Company in connection with the sharing of office facilities and administrative expenses.

   Included in the consolidated statement of operations for the years ended December 31, 1994 and December 30, 1995 was $119,000 of expenses related to services provided by a consulting and investment banking firm whose general partner is a former officer of the Company.

16. MAJOR CUSTOMERS

   During the year ended December 31, 1994, sales to two individual customers represented 21.2% and 18.7% of net sales, respectively, and sales to a group of customers represented 13.9%.

   During the year ended December 30, 1995, sales to two individual customers represented 22.2% and 19.7% of net sales, respectively, and sales to a group of customers represented 13.1%.

   During the year ended December 28, 1996, sales to two individual customers represented 22.4% and 20.1% of net sales, respectively, and sales to a group of customers represented 12.4%.

                                     ******

DI GIORGIO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
--------------------------------------------------------------------------------

          COLUMN A                         COLUMN B        COLUMN C        ADDITIONS          COLUMN D            COLUMN E

                                          BALANCE AT      CHARGED TO       CHARGED                                 BALANCE
                                          BEGINNING       COSTS AND        TO OTHER                                 AT END
         DESCRIPTION                      OF PERIOD        EXPENSES        ACCOUNTS          DEDUCTIONS           OF PERIOD
   Allowance for doubtful accounts
     for the period ended:

     December 31, 1994                      $3,985          $2,100          $500(2)          ($2,741)(1)          $3,844

     December 30, 1995                       3,844           2,100            --              (2,003)(1)           3,941

     December 28, 1996                       3,941           1,850            63(2)           (1,543)(1)           4,311

(1) Accounts written off during the year.

(2) Transfers from other accounts.