Form 10-Q
period 1997-06-28
DI GIORGIO CORP
filed 1997-08-08
CIK 28871

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


 For the Quarter Ended June 28, 1997             Commission File No. 1-1790

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

        Registrant's telephone number including area code: (732) 541-5555

                                  ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X            No ____










As of August 1, 1997, there were 101.62 shares of Class A Common Stock and 100 shares of Class B Common Stock, par value of each class $.01, outstanding.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
      December 28, 1996 and June 28, 1997 (Unaudited)...................      1

   Consolidated Condensed Statements of Operations,
      Twenty-Six Weeks and Thirteen Weeks Ended
      June 29, 1996 and June 28, 1997  (Unaudited) .....................      2

   Consolidated Condensed Statement of Stockholders' Equity/(Deficit),
      Twenty-Six Weeks Ended June 28, 1997 (Unaudited) .................      3

   Consolidated Condensed Statements of Cash Flows,
      Twenty-Six Weeks Ended June 29, 1996 and June 28, 1997
      (Unaudited) ......................................................      4

   Notes to Consolidated Condensed Financial Statements ................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................      7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................     12

Signatures..............................................................     13

                  DI GIORGIO CORPORATION and SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (in thousands)

                                              December 28,    June 28,
                                                 1996          1997
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................     $1,749         $1,989
  Accounts and notes receivable-net.........     61,550         65,889
  Inventories...............................     49,563         51,103
  Prepaid expenses..........................      3,706          4,677
                                                  -----          -----
        Total current assets................    116,568        123,658
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     71,785         73,486
  Accumulated depreciation..................    (15,515)       (18,367)
                                                 ------         ------
  Net.......................................     56,270         55,119
                                                 ------         ------
Long-term notes receivable..................     19,276          7,196
Other assets................................     12,216         22,928
Deferred financing costs....................      4,172          6,165
Excess of costs over net assets acquired....     92,567         91,229
                                                 ------         ------
                                               $301,069       $306,295
                                               ========       ========
 LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
  Notes payable.............................    $26,719        $30,170
  Accounts payable..........................     49,468         48,777
  Accrued expenses..........................     24,362         22,516
  Current installment long-term obligations.      3,677          2,456
                                                  -----          -----
        Total current liabilities...........    104,226        103,919
                                                -------        -------
Long-term debt..............................    153,389        171,640
Capital lease liability.....................     31,523         30,702
Other long-term liabilities.................      7,826          7,456

Stockholders' Equity/(Deficit)
  Common stock..............................          -              -
  Additional paid-in-capital................     17,225         13,002
  Accumulated deficit.......................    (13,120)       (20,424)
                                                 ------         ------
       Total stockholders' equity/(deficit).      4,105         (7,422)
                                                 ------          -----
                                               $301,069       $306,295
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements
                                    -1-

                  DI GIORGIO CORPORATION and SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                                (unaudited)

                                   Thirteen weeks ended Twenty-six weeks ended
                                   -------------------- ----------------------
                                    June 29,    June 28,   June 29,   June 28,
                                      1996        1997       1996       1997
Revenue:
  Net Sales....................... $258,322   $252,188   $522,183   $516,566
  Other Revenue...................    1,412      1,691      2,425      3,286
                                      -----      -----      -----      -----
        Total Revenue.............  259,734    253,879    524,608    519,852
Cost of products sold.............  230,491    225,882    467,214    463,062
                                    -------    -------    -------    -------
Gross Profit-exclusive of
 warehouse expense shown below....   29,243     27,997     57,394     56,790

  Warehouse expense...............   10,173     10,641     20,596     21,250
  Transportation expense..........    5,330      5,252     10,955     10,674
  Selling, general and
  administrative expense..........    5,889      5,781     11,791     11,305
  Amortization-excess of cost
  over net assets acquired........      723        669      1,446      1,338
                                      -----      -----      -----      -----
Operating Income..................    7,128      5,654     12,606     12,223

  Interest expense................    5,889      5,326     12,027     11,035
  Amortization-deferred financing
   costs..........................      284        363        568        651
  Other (income)-net..............     (761)    (1,158)    (1,537)    (2,201)
                                        ---      -----      -----      -----
Income before income taxes and
 extraordinary items..............    1,716      1,123      1,548      2,738
Income taxes......................        0        689          0      1,575
                                        ---        ---        ---      -----
Income before extraordinary items.    1,716        434      1,548      1,163

Extraordinary gain (loss) on
 extinguishment of debt-net of tax.     219     (8,467)       219     (8,467)
                                        ---      -----        ---      -----

Net income (loss).................   $1,935    ($8,033)    $1,767    ($7,304)
                                     ======     ======     ======     ======

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                     (in thousands, except share data)
                                (unaudited)

                                            Additional
                  Class A        Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Amount Shares Amount
Balance at
 December 28,
 1996            101.62  $ --  100.00  $ --  $17,225  ($13,120)  $4,105

Net loss            --     --      --    --       --    (7,304)  (7,304)
                 ------  ----  ------  ----  -------    ------    -----

Dividend to
 stockholders       --     --      --    --    (4,223)      --   (4,223)
                 ------  ----  ------  ----  -------   -------    -----

Balance at
 June 28, 1997   101.62  $ --  100.00  $ --  $13,002  ($20,424) ($7,422)
                 ======  ====  ======  ====  =======   =======   ======




         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)
                                                  Twenty-six weeks ended
                                                  ----------------------
                                                   June 29,     June 28,
                                                    1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................  $1,767       ($7,304)
Adjustments to reconcile net income to net cash
 used in operating activities
   Extraordinary (gain) loss on extinguishment
   of debt......................................    (219)        8,467
   Depreciation and amortization................   2,315         2,436
   Amortization.................................   2,277         2,320
   Provision for bad debts......................   1,300           750
   Increase in prepaid pension cost.............    (210)         (150)
   Accretion of 12 3/4% senior discount notes...   2,853         3,010
   Noncash interest income......................    (473)            0
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable..................   5,242        (5,089)
   Inventory....................................   2,211        (1,540)
   Prepaid expenses.............................    (204)         (901)
   Long-term receivables........................  (1,759)         (572)
   Other assets.................................     322       (10,972)
 (Decrease) increase in:
   Accounts payable, accrued expenses and
    other liabilities........................... (12,370)        2,040
                                                  ------         -----
Net cash provided by (used by) operating
 activities.....................................   3,052        (7,505)
                                                   -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment.......    (342)       (1,702)
                                                     ---         -----
Net cash used in investing activities...........    (342)       (1,702)
                                                     ---         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit...   3,684         3,451
Capital lease payments..........................  (1,101)       (2,065)
Premiums on completed tender offers.............       0       (10,829)
Repayment of Rose Partner note receivable.......       0         8,917
Dividend paid...................................       0           (61)
Finance fees paid...............................       0        (5,230)
New note offering...............................       0       155,000
Long-term debt payments.........................  (5,020)     (139,736)
                                                   -----       -------
Net cash (used in) provided by financing
  activities....................................  (2,437)        9,447
                                                   -----         -----
Increase in cash................................     273           240
Cash at beginning of period.....................     365         1,749
                                                     ---         -----
Cash at end of period...........................    $638        $1,989
                                                     ===         =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest....................................  $9,604       $14,427
                                                   =====        ======
    Income Taxes................................     $71          $185
                                                     ===          ====
Non-cash dividend of notes receivable and
 land held for sale.............................                $4,162
                                                                 =====
         See Notes to Consolidated Condensed Financial Statements
                                   -4-

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION

On June 20, 1997, the Company and White Rose Foods, Inc ("White Rose"), its parent company, consummated a merger in which White Rose was merged with and into the Company, with the Company as the survivor (the "Merger"). Since the stockholders of the Company are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations for the combined entity for all periods. Revenue for the twenty-six weeks ended June 29, 1996 and June 28, 1997 were the same for the separate entities prior to the combination. Income before extraordinary items would have been approximately $1.5 million and $281,000 higher for Di Giorgio than White Rose for the twenty-six weeks ended June 28, 1997 and June 29, 1996, respectively, prior to the combination due to additional White Rose net interest expense. See Note 2 for information relating to the refinancing actions taken in connection with the merger.

The consolidated condensed balance sheet as of June 28, 1997, the consolidated condensed statements of operations for the twenty-six weeks and thirteen weeks ended June 29, 1996 and June 28, 1997, the consolidated condensed statements of cash flows and stockholders' equity/(deficit) for the twenty-six weeks ended June 28, 1997, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 28, 1996, Form 10-Q for the quarter ended March 29, 1997 and Amendment 1 to Form S-4 dated July 16, 1997 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

2.       Refinancing

On June 20, 1997, the Company completed a refinancing (the "Refinancing") of itself and White Rose, intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were (i) the offering of $155 million 10% senior notes (the "10% Notes") due 2007 (the "Offering"), (ii) the modification of the Company's bank credit facility (the "Bank Credit Facility"), (iii) the receipt of an $8.9 million payment for the extinguishment of a note held by the Company from Rose Partners, LP ("Rose Partners"), which owns 98.54% of the Company, (iv) the consummation of the tender offers and consent solicitations commenced by the Company (the "Company Tender Offer") and White Rose (the "White Rose Tender Offer," and together with the Company Tender Offer, the "Tender Offers") on May 16, 1997 in respect of the Company's 12% Senior Notes due 2003 (the "12% Notes") and White Rose's 12-3/4% Senior Discount Notes due 1998 (the "12-3/4% Notes"), respectively, (v) the $4.2 million dividend by the Company to White Rose of certain non-cash assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders and
(vi) the Merger.

Immediately following the Refinancing and as of June 28, 1997, no 12-3/4% Notes remained outstanding and $7.45 million aggregate principal amount of 12% Notes remained outstanding; however, the Indenture pursuant to which the 12% Notes were issued has been substantially amended effective as of June 9, 1997 pursuant to the Company Tender Offer.

Interest on the 10% Notes is payable semi-annually, in arrears, on June 15 and December 15 of each year, commencing December 15, 1997. The 10% Notes mature on June 15, 2007. The Company may redeem the 10% Notes, in whole or in part at any time on or after June 15, 2002 at redemption prices further defined in the indenture governing the 10% Notes (the "Indenture"). In addition, on or prior to June 15, 2000, the Company may redeem up to 35% of the notes under conditions as so defined in the Indenture.

As a result of the Refinancing, the Company recorded an $8.5 million extraordinary charge, net of a tax benefit of $5.6 million, on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes and 12-3/4 % Notes.


3.       Subsequent Event

In August 1997, the Company completed the sale of the option it held on its Farmingdale facility, the site of its former grocery warehouse and headquarters, which had been under lease to a third party. The Company realized net cash proceeds of approximately $7.3 million after the repayment of a mortgage included in the Company's balance sheet at June 28, 1997 in the amount of approximately $5.3 million. For book purposes the Company does not expect to recognize any gain or loss due to the original valuation of the property although the Company expects to use its net operating loss carryforwards to offset an approximate $12.0 million taxable gain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

General

On June 20, 1997, the Company consummated the Refinancing. The following discussion assumes that the Merger between White Rose and the Company had taken place as of December 30, 1995. Since the stockholders of the Company are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the discussion presented herein reflect the assets and liabilities and related results of operations for the combined entity for all periods.

Results of Operations

Thirteen weeks ended June 28, 1997 and June 29, 1996

Net sales for the thirteen weeks ended June 28, 1997 were $252.2 million as compared to $258.3 million for the thirteen weeks ended June 29, 1996, as a $15.8 million decrease in sales to a customer which terminated its contract for dairy division products in the fourth quarter of 1996 was partially offset by sales to existing and new customers. In August 1997, the Company began shipping frozen food products to an additional division of the Great Atlantic and Pacific Tea Company ("A&P") that it did not previously supply. Sales to this division are estimated to be in excess of $75 million annually.

Other revenue, consisting of recurring customer related services, increased to $1.7 million for the thirteen weeks ended June 28, 1997 as compared to $1.4 million in the prior period primarily due to providing a produce distribution service for a particular customer which began in the first quarter of 1997 and ended in June 1997. Excluding this produce service, other revenue would have been $1.5 million for the thirteen weeks ended June 28, 1997 as compared to $1.4 million in the prior period.

Gross margin (excluding warehouse expense) decreased to 11.1% of net sales or $28.0 million for the thirteen weeks ended June 28, 1997 as compared to 11.3% of net sales or $29.2 million for the prior period as a result of a change in mix of product sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, there can be no assurance that factors such as the decrease in promotional activities, changes in product mix, or competitive pricing pressures will not continue to have an adverse effect on gross margin in the future.

Warehouse expense increased to 4.2% of net sales or $10.6 million for the thirteen weeks ended June 28, 1997 as compared to 3.9% of net sales or $10.2 million for the prior period, because of the effect of fixed costs spread over lower sales and higher costs associated with the produce distribution business.

Transportation expense remained constant at 2.1% of net sales or $5.3 million for the thirteen weeks ended June 28, 1997 as well as the prior period.

Selling, general and administrative expense remained unchanged as a percentage of net sales at 2.3% or $5.8 million for the thirteen weeks ended June 28, 1997 as compared to 2.3% or $5.9 million for the prior period.

Other income, net of other expenses, increased to $1.2 million for the thirteen weeks ended June 28, 1997 as compared to $761,000 for the prior period primarily due to increased interest income.

Interest expense decreased to $5.3 million for the thirteen weeks ended June 28, 1997 from $5.9 million for the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt.

The Company recorded an income tax provision of $689,000 resulting in an effective income tax rate of 61% for the thirteen weeks ended June 28, 1997 as compared to an effective tax rate of 0% for the prior period. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

At June 28, 1997, the Company is continuing to fully reserve its net deferred tax assets relating to its tax net operating loss. The valuation allowance will be adjusted when and if, in the opinion of management, significant positive evidence exits which indicates that it is more likely than not that the Company will be able to realize the tax net operating losses.

The Company recorded a net loss for the thirteen weeks ended June 28, 1997 of $8.0 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.5 million as compared to net income of $1.9 million for the prior period which included a $219,000 gain on the extinguishment of debt.

Twenty-six weeks ended June 28, 1997 and June 29, 1996

Net sales for the twenty-six weeks ended June 28, 1997 were $516.6 million as compared to $522.2 million for the twenty-six weeks ended June 29, 1996 as a $32.7 million decrease in sales to a customer which terminated its contract for dairy division products in the fourth quarter of 1996 was partially offset by a temporary supplemental third party supply arrangement and increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased 35.5% to $3.3 million for the twenty-six weeks ended June 28, 1997 as compared to $2.4 million in the prior period primarily due to providing a produce distribution service for a particular customer which ended in June 1997. Excluding this produce service, other revenue would have been $2.7 million for the twenty-six weeks ended June 28, 1997 as compared to $2.4 million in the prior period.

Gross margin (excluding warehouse expense) remained constant at 11.0% of net sales or $56.8 million for the twenty-six weeks ended June 28, 1997 as compared to 11.0% of net sales or $57.4 million for the prior period as a result of a change in mix of product sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, there can be no assurance that factors such as the decrease in promotional activities, changes in product mix, or competitive pricing pressures will not have an adverse effect on gross margin in the future.

Warehouse expense increased to 4.1% of net sales or $21.3 million for the twenty-six weeks ended June 28, 1997 as compared to 3.9% of net sales or $20.6 million for the prior period, because of the effect of fixed costs spread over lower sales and higher costs associated with the produce distribution business.

Transportation expense remained constant at 2.1% of net sales or $10.7 million for the twenty-six weeks ended June 28, 1997 as compared to 2.1% of net sales or $11.0 million in the prior period.

Selling, general and administrative expense decreased to 2.2% of net sales or $11.3 million for the twenty-six weeks ended June 28, 1997 as compared to 2.3% of net sales or $11.8 million for the prior period primarily due to a reduction in the provision for doubtful accounts as a result of both a significant decline in credit exposure to a former customer and an overall improvement in the credit quality of the portfolio.

Other income, net of other expenses, increased to $2.2 million for the twenty-six weeks ended June 28, 1997 as compared to $1.5 million for the prior period primarily due to increased interest income.

Interest expense decreased to $11.0 million for the twenty-six weeks ended June 28, 1997 from $12.0 million for the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt.

The Company recorded an income tax provision of $1.6 million resulting in an effective income tax rate of 58% for the twenty-six weeks ended June 28, 1997 as compared to an effective tax rate of 0% for the prior period. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded a net loss for the twenty-six weeks ended June 28, 1997 of $7.3 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.5 million as compared to net income of $1.8 million for the prior period which included a $219,000 gain on the extinguishment of debt.

Liquidity and Capital Resources

Cash flow from operations and amounts available under the Company's Bank Credit Facility are the Company's principal sources of liquidity. The Company's Bank Credit Facility will mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $30.2 million at June 28, 1997. Additional borrowing capacity of $42.3 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1997.

During the twenty-six weeks ended June 28, 1997, cash flow used in operating activities was $7.5 million, consisting primarily of cash generated from income before extraordinary items and non-cash expenses, which were offset by an increase in net receivable levels of $5.1 million and an increase in other assets of $11.0 million, which included a deferred tax asset of $5.6 million, as a result of the extraordinary charge on extinguishment of debt.

Cash flow used in investing activities during the twenty-six weeks ended June 28, 1997 was approximately $1.7 million, all of which was used for capital expenditures. Net cash provided by financing activities was approximately $9.4 million as a result of the refinancing discussed more fully below.

Earnings before interest expense, income taxes, depreciation and amortization, non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $18.5 million during the twenty-six weeks ended June 28, 1997 as compared to $17.7 million in the comparable prior year period.

The consolidated indebtedness of the Company increased $11.4 million to $235.0 million at June 28, 1997 as compared to $223.6 million at June 29, 1996 primarily as a result of the Company funding, as part of the Refinancing, premiums to repay high cost long-term debt and the cash expenses of the transaction. The Company raised an aggregate of $155.0 million through the issuance of the 10% Notes and received $8.9 million as repayment of the Rose Partners note which was used (i) to fund the purchase of $85.4 million of the 12% Notes leaving $7.5 million outstanding, (ii) to fund the purchase of $53.7 million of the 12 3/4% Notes leaving $0.0 outstanding, (iii) to pay premiums of $10.8 million related to such purchases and (iv) to pay accrued interest and the fees and expenses of the Refinancing, with the remaining $4.9 million used to reduce the Bank Credit Facility.

Stockholders' equity/(deficit) decreased $11.1 million to a deficit of $7.4 million on June 28, 1997 from $3.7 million of equity on June 29, 1996. The decrease was the result of the $8.5 million extraordinary charge, net of tax, on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes and the 12-3/4% Notes. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with a book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

The 10% Notes also provide that the Company may repurchase, and retire into treasury (i) up to $5 million of its outstanding Common Stock if the Company converts the capital lease relating to its Carteret, New Jersey distribution facility into an operating lease and (ii) additional Common stock up to an amount equal to the net proceeds from its sale of its Farmingdale facility or the Farmingdale Option. Currently the Bank Credit Facility only permits (i) but not (ii).

Under the terms of the Company's revolving Bank Credit Facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of June 28, 1997, the Company was in compliance with its covenants.

The indenture governing the Company's 10% Notes, as well as the agreement governing the Bank Credit Facility, impose various restrictions upon the Company, including, among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, the Company has purchased a portion of its 12% Notes and may in the future purchase and retire a portion of the 10% Notes or any remaining . In addition, the Company continuously reviews its capital structure, including its funded debt and capital leases, to determine if it can better finance its operations.

In 1996, the Company entered the produce distribution business for one specific customer which lasted until June of 1997. The Company continues to study the feasibility of offering produce to all of its customers. In addition, in December 1996, the Company entered into a temporary supplemental supply arrangement with a customer from another geographic region which lasted approximately six weeks.

In August 1997, the Company completed the sale of the option it held on its Farmingdale facility, the site of its former grocery warehouse and headquarters, which had been under lease to a third party. The Company realized net cash proceeds of approximately $7.3 million after the repayment of a mortgage included in the Company's balance sheet at June 28, 1997 in the amount of approximately $5.3 million. For book purposes the Company does not expect to recognize any gain or loss due to the original valuation of the property although the Company expects to use its net operating loss carryforwards to offset an approximate $12.0 million taxable gain.

                            Part II-OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K.               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                            DI GIORGIO CORPORATION


                                            By:   /s/ Arthur M. Goldberg
                                                  -----------------------------
                                                  Arthur M. Goldberg
                                                  Chairman, President and Chief
                                                  Executive Officer


                                            By:   /s/ Richard B.Neff
                                                  -----------------------------
                                                  Richard B. Neff
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)


Date:    August 7,  1997