Form 10-Q/A
period 1997-06-28
DI GIORGIO CORP
filed 1997-08-11
CIK 28871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-Q/A


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

This amendment to the Company's Form 10-Q for the quarterly period ended June 28, 1997 amends and restates in its entirety the previously filed Form 10-Q for the quarterly period ended June 28, 1997.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
      December 28, 1996 and June 28, 1997 (Unaudited)..................      1

   Consolidated Condensed Statements of Operations,
      Twenty-Six Weeks and Thirteen Weeks Ended
      June 29, 1996 and June 28, 1997  (Unaudited) ....................      2

   Consolidated Condensed Statement of Stockholders' Equity/(Deficit),
      Twenty-Six Weeks Ended June 28, 1997 (Unaudited) ................      3

   Consolidated Condensed Statements of Cash Flows,
      Twenty-Six Weeks Ended June 29, 1996 and June 28, 1997
      (Unaudited) .....................................................      4

   Notes to Consolidated Condensed Financial Statements ...............      5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................      7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................     12

Signatures.............................................................     13

                  DI GIORGIO CORPORATION and SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (in thousands)

                                              December 28,    June 28,
                                                 1996          1997
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................     $1,749         $1,989
  Accounts and notes receivable-net.........     61,550         65,889
  Inventories...............................     49,563         51,103
  Prepaid expenses..........................      3,706          4,677
                                                  -----          -----
        Total current assets................    116,568        123,658
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     71,785         73,486
  Accumulated depreciation..................    (15,515)       (18,367)
                                                 ------         ------
  Net.......................................     56,270         55,119
                                                 ------         ------
Long-term notes receivable..................     19,276          7,196
Other assets................................     12,216         22,928
Deferred financing costs....................      4,172          6,165
Excess of costs over net assets acquired....     92,567         91,229
                                                 ------         ------
                                               $301,069       $306,295
                                               ========       ========
 LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
  Notes payable.............................    $26,719        $30,170
  Accounts payable..........................     49,468         48,777
  Accrued expenses..........................     24,362         22,911
  Current installment long-term obligations.      3,677          2,456
                                                  -----          -----
        Total current liabilities...........    104,226        104,314
                                                -------        -------
Long-term debt..............................    153,389        171,640
Capital lease liability.....................     31,523         30,702
Other long-term liabilities.................      7,826          7,456

Stockholders' Equity/(Deficit)
  Common stock..............................          -              -
  Additional paid-in-capital................     17,225         13,002
  Accumulated deficit.......................    (13,120)       (20,819)
                                                 ------         ------
       Total stockholders' equity/(deficit).      4,105         (7,817)
                                                 ------          -----
                                               $301,069       $306,295
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements
                                    -1-

                  DI GIORGIO CORPORATION and SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                                (unaudited)

                                   Thirteen weeks ended Twenty-six weeks ended
                                   -------------------- ----------------------
                                    June 29,    June 28,   June 29,   June 28,
                                      1996        1997       1996       1997
Revenue:
  Net Sales....................... $258,322   $252,188   $522,183   $516,566
  Other Revenue...................    1,412      1,691      2,425      3,286
                                      -----      -----      -----      -----
        Total Revenue.............  259,734    253,879    524,608    519,852
Cost of products sold.............  230,491    225,882    467,214    463,062
                                    -------    -------    -------    -------
Gross Profit-exclusive of
 warehouse expense shown below....   29,243     27,997     57,394     56,790

  Warehouse expense...............   10,173     10,641     20,596     21,250
  Transportation expense..........    5,330      5,252     10,955     10,674
  Selling, general and
  administrative expense..........    5,889      5,781     11,791     11,305
  Amortization-excess of cost
  over net assets acquired........      723        669      1,446      1,338
                                      -----      -----      -----      -----
Operating Income..................    7,128      5,654     12,606     12,223

  Interest expense................    5,889      5,984     12,027     11,693
  Amortization-deferred financing
   costs..........................      284        363        568        651
  Other (income)-net..............     (761)    (1,158)    (1,537)    (2,201)
                                        ---      -----      -----      -----
Income before income taxes and
 extraordinary items..............    1,716        465      1,548      2,080
Income taxes......................        0        426          0      1,312
                                        ---        ---        ---      -----
Income before extraordinary items.    1,716         39      1,548        768

Extraordinary gain (loss) on
 extinguishment of debt-net of tax.     219     (8,467)       219     (8,467)
                                        ---      -----        ---      -----

Net income (loss).................   $1,935    ($8,428)    $1,767    ($7,699)
                                     ======     ======     ======     ======

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                     (in thousands, except share data)
                                (unaudited)

                                   Additional
                  Class A        Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Amount Shares Amount
Balance at
 December 28,
 1996            101.62  $ --  100.00  $ --  $17,225  ($13,120)  $4,105

Net loss            --     --      --    --       --    (7,699)  (7,699)
                 ------  ----  ------  ----  -------    ------    -----

Dividend to
 stockholders       --     --      --    --    (4,223)      --   (4,223)
                 ------  ----  ------  ----  -------   -------    -----

Balance at
 June 28, 1997   101.62  $ --  100.00  $ --  $13,002  ($20,819) ($7,817)
                 ======  ====  ======  ====  =======   =======   ======

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)
                                                  Twenty-six weeks ended
                                                  ----------------------
                                                   June 29,     June 28,
                                                    1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................  $1,767       ($7,699)
Adjustments to reconcile net income to net cash
 used in operating activities
   Extraordinary (gain) loss on extinguishment
   of debt......................................    (219)        8,467
   Depreciation and amortization................   2,315         2,436
   Amortization.................................   2,277         2,320
   Provision for bad debts......................   1,300           750
   Increase in prepaid pension cost.............    (210)         (150)
   Accretion of 12 3/4% senior discount notes...   2,853         3,010
   Noncash interest income......................    (473)            0
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable..................   5,242        (5,089)
   Inventory....................................   2,211        (1,540)
   Prepaid expenses.............................    (204)         (901)
   Long-term receivables........................  (1,759)         (572)
   Other assets.................................     322       (10,972)
 (Decrease) increase in:
   Accounts payable, accrued expenses and
    other liabilities........................... (12,370)        2,435
                                                  ------         -----
Net cash provided by (used by) operating
 activities.....................................   3,052        (7,505)
                                                   -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment.......    (342)       (1,702)
                                                     ---         -----
Net cash used in investing activities...........    (342)       (1,702)
                                                     ---         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit...   3,684         3,451
Capital lease payments..........................  (1,101)       (2,065)
Premiums on completed tender offers.............       0       (10,829)
Repayment of Rose Partner note receivable.......       0         8,917
Dividend paid...................................       0           (61)
Finance fees paid...............................       0        (5,230)
New note offering...............................       0       155,000
Long-term debt payments.........................  (5,020)     (139,736)
                                                   -----       -------
Net cash (used in) provided by financing
  activities....................................  (2,437)        9,447
                                                   -----         -----
Increase in cash................................     273           240
Cash at beginning of period.....................     365         1,749
                                                     ---         -----
Cash at end of period...........................    $638        $1,989
                                                     ===         =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest....................................  $9,604       $15,085
                                                   =====        ======
    Income Taxes................................     $71          $185
                                                     ===          ====
Non-cash dividend of notes receivable and
 land held for sale.............................                $4,162
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

Interest expense increased to $6.0 million for the thirteen weeks ended June 28, 1997 from $5.9 million for the prior period. The comparative increase in the 1997 period is a result of higher average outstanding levels of the Company's funded debt.

The Company recorded an income tax provision of $426,000 resulting in an effective income tax rate of 92% for the thirteen weeks ended June 28, 1997 as compared to an effective tax rate of 0% for the prior period. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

At June 28, 1997, the Company is continuing to fully reserve its net deferred tax assets relating to its tax net operating loss. The valuation allowance will be adjusted when and if, in the opinion of management, significant positive evidence exits which indicates that it is more likely than not that the Company will be able to realize the tax net operating losses.

The Company recorded a net loss for the thirteen weeks ended June 28, 1997 of $8.4 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.5 million as compared to net income of $1.9 million for the prior period which included a $219,000 gain on the extinguishment of debt.

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

Interest expense decreased to $11.7 million for the twenty-six weeks ended June 28, 1997 from $12.0 million for the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt.

The Company recorded an income tax provision of $1.3 million resulting in an effective income tax rate of 63% for the twenty-six weeks ended June 28, 1997 as compared to an effective tax rate of 0% for the prior period. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded a net loss for the twenty-six weeks ended June 28, 1997 of $7.7 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.5 million as compared to net income of $1.8 million for the prior period which included a $219,000 gain on the extinguishment of debt.

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

Stockholders' equity/(deficit) decreased $11.5 million to a deficit of $7.8 million on June 28, 1997 from $3.7 million of equity on June 29, 1996. The decrease was the result of the $8.5 million extraordinary charge, net of tax, on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes and the 12-3/4% Notes. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with a book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

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




                                            DI GIORGIO CORPORATION


                                            By:   /s/ Arthur M. Goldberg
                                                  ------------------------------
                                                  Arthur M. Goldberg
                                                  Chairman, President and Chief
                                                  Executive Officer


                                            By:   /s/ Richard B.Neff
                                                  ------------------------------
                                                  Richard B. Neff
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)


Date:    August 11,  1997