Form 10-Q
period 1997-09-27
DI GIORGIO CORP
filed 1997-11-10
CIK 28871

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


For the Quarter Ended September 27, 1997         Commission File No. 1-1790

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

                                Yes X      No ____










As of October 31, 1997, there were 101.62 shares of Class A Common Stock and 100 shares of Class B Common Stock, par value of each class $.01, outstanding.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
      December 28, 1996 and September 27, 1997 (Unaudited)..............      1

   Consolidated Condensed Statements of Operations,
      Thirty-Nine Weeks and Thirteen Weeks Ended
      September 28, 1996 and September 27, 1997  (Unaudited) ...........      2

   Consolidated Condensed Statement of Stockholders' Equity/(Deficit)
      Thirty-Nine Weeks Ended September 27, 1997 (Unaudited) ...........      3

   Consolidated Condensed Statements of Cash Flows,
      Thirty-Nine Weeks Ended September 28, 1996 and
      September 27, 1997 (Unaudited) ...................................      4

   Notes to Consolidated Condensed Financial Statements ................      5

Item 2. Management's  Discussion and Analysis of Financial Condition
           and Results of Operations ...................................      8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................     13

Signatures .............................................................     14

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                            December 28,   September 27,
                                               1996             1997
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................     $1,749         $1,936
  Accounts and notes receivable-net.........     61,550         69,239
  Inventories...............................     49,563         52,831
  Prepaid expenses..........................      3,706          6,373
                                                  -----          -----
        Total current assets................    116,568        130,379
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     71,785         60,433
  Accumulated depreciation..................    (15,515)       (18,191)
                                                 ------         ------
  Net.......................................     56,270         42,242
                                                 ------         ------
Long-term notes receivable..................     19,276          6,921
Deferred taxes..............................          0         18,366
Other assets................................     12,216         16,063
Deferred financing costs....................      4,172          5,843
Excess of costs over net assets acquired....     92,567         79,342
                                                 ------         ------
                                               $301,069       $299,156
                                               ========       ========
 LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
  Notes payable.............................    $26,719        $12,681
  Accounts payable..........................     49,468         58,764
  Accrued expenses..........................     24,362         26,036
  Current installment long-term obligations.      3,677          1,779
                                                  -----          -----
        Total current liabilities...........    104,226         99,260
                                                -------        -------
Long-term debt..............................    153,389        166,936
Capital lease liability.....................     31,523         30,404
Other long-term liabilities.................      7,826          7,168

Stockholders' Equity/(Deficit):
  Common stock..............................          -              -
  Additional paid-in-capital................     17,225         13,002
  Accumulated deficit.......................    (13,120)       (17,614)
                                                 ------          -----
        Total stockholders' equity/(deficit)      4,105         (4,612)
                                                 ------         ------
                                               $301,069       $299,156
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                            Thirteen weeks ended  Thirty-Nine weeks ended
                            --------------------  -----------------------
                            Sept 28,    Sept 27,   Sept 28,    Sept 27,
                             1996         1997       1996        1997
Revenue:
 Net Sales..................$257,508    $255,478   $779,691    $772,044
 Other revenue..............   1,094       1,161      3,519       4,447
                               -----       -----      -----       -----
        Total Revenue....... 258,602     256,639    783,210     776,491
Cost of Products Sold....... 230,829     230,265    698,043     693,327
                             -------     -------    -------     -------
Gross Profit-exclusive of
 warehouse expense shown
 below......................  27,773      26,374     85,167      83,164

  Warehouse expense.........  10,267      10,232     30,863      31,482
  Transportation expense....   5,387       5,511     16,342      16,185
  Selling, general and
  administrative expense....   5,767       5,498     17,558      16,803
  Amortization-excess of cost
  over net assets acquired..     723         408      2,169       1,746
                               -----       -----      -----       -----
Operating Income............   5,629       4,725     18,235      16,948

  Interest expense..........   5,974       5,392     18,001      17,085
  Amortization-deferred
   financing costs..........     283         115        851         766
  Other (income)-net........    (855)       (210)    (2,392)     (2,411)
                                 ---         ---      -----       -----
Income (loss) before
  income taxes and
  extraordinary items.......     227        (572)     1,775       1,508
Income taxes................       0      (4,003)         0      (2,691)
                                 ---       -----      -----       -----
Income before
 extraordinary items........     227       3,431      1,775       4,199
Extraordinary gain (loss)
 on extinguishment of
 debt-net of tax............       0        (226)       219      (8,693)
                                 ---       -----      -----       -----
Net income (loss)...........    $227      $3,205     $1,994     ($4,494)
                                 ===       =====      =====       =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                        (in thousands, except share data)
                                   (unaudited)

                                            Additional
                  Class A        Class B     Paid-In
                 Common Stock  Common Stock  Capital  (Deficit)  Total
                 ------------  ------------  -------   -------   ------
                 Shares Total  Shares Total
Balance at
 December 28,
 1996            101.62  $ --  100.00  $ --  $17,225  ($13,120)  $4,105

Net loss             --    --      --    --       --    (4,494)  (4,494)

Dividend to
 Stockholders        --    --      --    --   (4,223)       --   (4,223)
                 ------  ----  ------  ----  -------   -------   ------
Balance at
 September 27,
 1997            101.62  $ --  100.00  $ --  $13,002  ($17,614) ($4,612)
                 ======  ====  ======  ====  =======   =======  =======

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                    Thirty-nine weeks ended
                                                   September 28, September 27,
                                                       1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................   $1,994     ($4,494)
Adjustments to reconcile net income to net cash
 used in operating activities
   Extraordinary (gain) loss on
    extinguishment of debt...........................     (219)      8,693
   Depreciation and amortization.....................    3,447       3,531
   Amortization......................................    3,414       3,722
   Provision for bad debts...........................    1,875       1,125
   Increase in prepaid pension cost..................     (315)       (225)
   Accretion of 12-3/4% senior discount notes........    4,339       3,010
   Deferred tax benefit..............................        0      (3,910)
   Noncash interest income...........................     (720)          0
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable.......................    1,841      (8,814)
   Inventory.........................................    1,445      (3,268)
   Prepaid expenses..................................     (703)        221
   Long-term receivables.............................   (2,251)       (297)
   Others assets.....................................      338      (5,393)
 (Decrease) increase in:
   Accounts payable, accrued expenses and
    other liabilities................................   (9,300)     10,134
                                                         -----      ------
Net cash provided by operating activities............    5,185       4,035
                                                         -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment............     (506)     (1,866)
Proceeds from Farmingdale sale.......................        0      12,432
                                                           ---      ------
Net cash (used in) provided by investing activities..     (506)     10,566
                                                           ---      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under
  revolving line-of-credit...........................    2,812     (14,038)
Capital lease payments...............................   (1,657)     (2,340)
Premiums on mortgage payoff..........................        0         (52)
Premiums on completed tender offers..................        0     (10,829)
Repayment of Rose Partner note receivable............        0       8,917
Dividend paid........................................        0         (61)
Finance fees paid....................................        0      (5,871)
New note offering....................................        0     155,000
Long-term debt payments..............................   (5,631)   (145,140)
                                                         -----     -------
Net cash used in financing activities................   (4,476)    (14,414)
                                                         -----      ------
Increase in cash.....................................      203         187
Cash at beginning of period..........................      365       1,749
                                                           ---       -----
Cash at end of period................................     $568      $1,936
                                                           ===       =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest.........................................  $16,940     $16,970
                                                        ======      ======
    Income Taxes.....................................      $71        $195
                                                           ===         ===
Non-cash dividend of notes receivable and land
 held for sale.......................................       $0      $4,162
                                                            ==      ======
Reduction of goodwill for reversal of valuation
 reserve on deferred tax asset.......................       $0     $11,479
                                                            ==     =======
      See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION

On June 20, 1997, the Company and White Rose Foods, Inc ("White Rose"), its parent company, consummated a merger in which White Rose was merged with and into the Company, with the Company as the survivor (the "Merger"). Since the stockholders of the Company are identical to the stockholders of White Rose, the Merger was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations for the combined entity for all periods. Revenue for the thirty-nine weeks ended September 28, 1996 and September 27, 1997 were the same for the separate entities prior to the combination. Income before extraordinary items would have been approximately $1.5 million and $693,000 higher for the Company than White Rose for the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively, prior to the combination due to additional White Rose net interest expense. See Note 2 for information relating to the refinancing actions taken in connection with the Merger.

The consolidated condensed balance sheet as of September 27, 1997, the consolidated condensed statements of operations for the thirty-nine weeks and thirteen weeks ended September 28, 1996 and September 27, 1997, the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 28, 1996 and September 27, 1997, and stockholders' equity/(deficit) for the thirty-nine weeks ended September 27, 1997, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 28, 1996, Form 10-Q for the quarter ended March 29, 1997, and Form 10-Q/A for the quarter ended June 28, 1997 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

Previously, the Company classified as other income reclamation service fees, label income and other customer related services. Commencing in the year ended December 28, 1996, the Company is classifying these items as other revenue. Prior year amounts have been reclassified and the change in classification has no effect on previously reported net income.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

2.       Refinancing

On June 20, 1997, the Company completed a refinancing (the "Refinancing") of itself and White Rose, intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were (i) the offering of $155 million 10% senior notes (the "10% Notes") due 2007 (the "Offering"), (ii) the modification of the Company's bank credit facility (the "Bank Credit Facility"), (iii) the receipt of $8.9 million from the repayment of a note held by the Company from Rose Partners, LP ("Rose
Partners"), which owns 98.54% of the Company, (iv) the consummation of the tender offers and consent solicitations commenced by the Company (the "Company Tender Offer") and White Rose (the "White Rose Tender Offer," and together with the Company Tender Offer, the "Tender Offers") on May 16, 1997 in respect of the Company's 12% Senior Notes due 2003 (the "12% Notes") and White Rose's 12- 3/4% Senior Discount Notes due 1998 (the "12-3/4% Notes"), respectively, (v) the $4.2 million dividend by the Company to White Rose of certain non-cash assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders and (vi) the Merger.

As of September 27, 1997, no 12-3/4% Notes remained outstanding and $7.45 million aggregate principal amount of 12% Notes remained outstanding; however, the Indenture pursuant to which the 12% Notes were issued has been substantially amended effective as of June 9, 1997 pursuant to the Company Tender Offer.

Interest on the 10% Notes is payable semi-annually, in arrears, on June 15 and December 15 of each year, commencing December 15, 1997. The 10% Notes mature on June 15, 2007. The Company may redeem the 10% Notes, in whole or in part at any time on or after June 15, 2002 at the redemption prices set forth in the indenture governing the 10% Notes (the "Indenture"). In addition, on or prior to June 15, 2000, the Company may redeem up to 35% of the 10% Notes under certain conditions set forth in the Indenture.

As a result of the Refinancing, the Company recorded an $8.5 million extraordinary charge, net of a $5.7 million tax benefit , on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes and 12-3/4 % Notes.


3.       Farmingdale Option Sale

In August 1997, the Company completed the sale of the option it held on its Farmingdale facility, the site of its former grocery warehouse and headquarters, which had been under lease to a third party. The Company realized net cash proceeds of approximately $7.3 million after the repayment of a mortgage in the amount of approximately $5.2 million. For book purposes the Company recognized a $40,000 gain (before a noncash writeoff of deferred expenses in the amount of approximately $400,000) due to the original valuation of the property. For federal income tax purposes, the Company expects to use its net operating loss carryforwards to offset an approximate $12.0 million taxable gain on the sale.

4.       Income Taxes

As of December 28, 1996, the Company's deferred tax assets were fully reserved based on the then current evidence indicating that it was more likely than not that the future benefits of the deferred tax assets would not be realized.

During the third quarter of fiscal 1997, the Company reversed the valuation allowance related to its deferred income tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in operating performance and the favorable effects of the recently completed refinancing, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets.

The reversal of the valuation allowance resulted in an income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflects benefits which were attributable to the pre-acquisition period. At September 27, 1997, the deferred tax assets of $21.2 million consist principally of operating loss carryforwards which expire from 2006 to 2010. The deferred tax assets are classified for balance sheet purposes as $18.4 million non-current and $2.8 million current.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

General

On June 20, 1997, the Company consummated the Refinancing. The following discussion assumes that the Merger between White Rose and the Company had taken place as of December 30, 1995. Since the stockholders of the Company are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the discussion presented herein reflects the assets and liabilities and related results of operations for the combined entity for all periods.

Results of Operations

Thirteen weeks ended September 27, 1997 and September 28, 1996

Net sales for the thirteen weeks ended September 27, 1997 were $255.5 million as compared to $257.5 million for the thirteen weeks ended September 28, 1996. The decline in sales reflects a $16.2 million decrease in sales to a customer which terminated its contract for dairy division products in the fourth quarter of 1996 partially offset by increased sales to existing and new customers. In August 1997, the Company began shipping frozen food products to an additional division of the Great Atlantic and Pacific Tea Company ("A&P") that it did not previously supply. Sales to this division are estimated to be in excess of $75 million annually.

Other revenue, consisting of recurring customer related services, increased to $1.2 million for the thirteen weeks ended September 27, 1997 as compared to $1.1 million in the prior period.

Gross margin (excluding warehouse expense) decreased to 10.3% of net sales or $26.4 million for the thirteen weeks ended September 27, 1997 as compared to 10.8% of net sales or $27.8 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures will continue to have an effect on gross margin.

Warehouse expense remained constant at 4.0% of net sales or $10.2 million for the thirteen weeks ended September 27, 1997 as compared to 4.0% of net sales or $10.3 million for the prior period.

Transportation expense increased to 2.2% of net sales or $5.5 million for the thirteen weeks ended September 27, 1997 as compared to 2.1% of net sales or $5.4 million in the prior period as a result of temporary increased costs, in the current period, associated with the new frozen food business and temporary sales in the prior period that had no corresponding transportation costs.

Selling, general and administrative expense remained unchanged as a percentage of net sales at 2.2% or $5.5 million for the thirteen weeks ended September 27, 1997 as compared to 2.2% or $5.8 million for the prior period.

Other income, net of other expenses, decreased to $210,000 for the thirteen weeks ended September 27, 1997 as compared to $855,000 for the prior period primarily due to decreased interest income as a result of the repayment of the Rose Partner note receivable (repaid in June 1997) which accounted for $247,000 of interest income in the prior period. In addition, as a result of the Farmingdale option sale in August 1997, the Company incurred $404,000 of noncash charges.

Interest expense decreased to $5.4 million for the thirteen weeks ended September 27, 1997 from $6.0 million for the prior period. The comparative decrease in the 1997 period is a result of lower average outstanding levels of the Company's funded debt and lower average interest rates as a result of the Company's refinancing on June 20, 1997.

The Company reversed the valuation allowance related to its deferred tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in operating performance and the favorable effects of the recently completed refinancing which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The reversal of the valuation allowance resulted in an income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflects benefits which were attributable to the pre-acquisition period.

The Company recorded a net income for the thirteen weeks ended September 27, 1997 of $3.2 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $226,000 as compared to net income of $227,000 for the prior period.

Thirty-nine weeks ended September 27, 1997 and September 28, 1996

Net sales for the thirty-nine weeks ended September 27, 1997 were $772.0 million as compared to $779.7 million for the thirty-nine weeks ended September 28, 1996. The 1% decline primarily reflects a $46.2 million decrease in sales to a customer which terminated its contract for dairy division products in the fourth quarter of 1996 partially offset by increased sales to existing and new customers.

Other revenue, consisting of recurring customer related services, increased to $4.4 million for the thirty-nine weeks ended September 27, 1997 as compared to $3.5 million in the prior period primarily due to providing a produce distribution service for a particular customer which ended in June 1997. Excluding this produce service, other revenue would have been $3.8 million for the thirty-nine weeks ended September 27, 1997 as compared to $3.5 million in the prior period.

Gross margin (excluding warehouse expense) decreased to 10.8% of net sales or $83.2 million for the thirty-nine weeks ended September 27, 1997 as compared to 10.9% of net sales or $85.2 million for the prior period as a result of a change in mix of both customers and product sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures will have an effect on gross margin.

Warehouse expense increased to 4.1% of net sales or $31.5 million for the thirty-nine weeks ended September 27, 1997 as compared to 4.0% of net sales or $30.9 million for the prior period.

Transportation expense remained constant at 2.1% of net sales or $16.2 million for the thirty-nine weeks ended September 27, 1997 as compared to 2.1% of net sales or $16.3 million in the prior period.

Selling, general and administrative expense decreased to 2.2% of net sales or $16.8 million for the thirty-nine weeks ended September 27, 1997 as compared to 2.3% of net sales or $17.6 million for the prior period primarily due to a reduction in the provision for doubtful accounts as a result of both a significant decline in credit exposure to a former customer and an overall improvement in the credit quality of the portfolio.

Other income, net of other expenses, remained constant at $2.4 million for the thirty-nine weeks ended September 27, 1997 and the prior period, although interest income on the Rose Partner note receivable ceased as of the June 1997 repayment (the Rose Partner note accounted for $247,000 of interest in the third quarter of 1996). In addition, as a result of the Farmingdale option sale in August 1997, the Company incurred $404,000 of noncash charges.

Interest expense decreased to $17.1 million for the thirty-nine weeks ended September 27, 1997 from $18.0 million for the prior period. The comparative decrease in the 1996 period represents a decline in both the average outstanding level of the Company's funded debt and the average interest rate as a result of the Company's refinancing on June 20, 1997.

The Company reversed the valuation allowance related to its deferred tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in operating performance and the favorable effects of the recently completed refinancing which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The reversal of the valuation allowance resulted in an income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflects benefits which were attributable to the pre-acquisition period.

The Company recorded a net loss for the thirty-nine weeks ended September 27, 1997 of $4.5 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.7 million as compared to net income of $2.0 million for the prior period which included a $219,000 extraordinary gain on the extinguishment of debt.

Liquidity and Capital Resources

Cash flow from operations and amounts available under the Company's Bank Credit Facility are the Company's principal sources of liquidity. The Company's Bank Credit Facility will mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $12.7 million at September 27, 1997. Additional borrowing capacity of $62.3 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1997.

During the thirty-nine weeks ended September 27, 1997, cash flow provided by operating activities was $4.0 million, consisting primarily of (i) cash generated from income before extraordinary items and non-cash expenses and (ii) an increase in accounts payable, accrued expenses and other liabilities of $10.1 million which were offset by (i) an increase in net receivable levels of $8.8 million, (ii) an increase in inventory of $3.3 million and (iii) an increase in other assets of $5.4 million.

Cash flow provided by investing activities during the thirty-nine weeks ended September 27, 1997 was approximately $10.6 million, consisting of proceeds of $12.4 million from the sale of the Farmingdale option and $1.9 for capital expenditures. Net cash used in financing activities was approximately $14.4 million as a result of the refinancing discussed more fully below and the payoff of the Farmingdale mortgage.

Earnings before interest expense, income taxes, depreciation and amortization, non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $25.8 million during the thirty-nine weeks ended September 27, 1997 as compared to $25.9 million in the comparable prior year period.

The consolidated indebtedness of the Company decreased to $211.8 million at September 27, 1997 as compared to $215.3 million at December 28, 1996 and $223.0 million at September 28, 1996. Net indebtedness related to the Refinancing was more than offset by the Company selling its option on the Farmingdale property and lowering its average days outstanding in the third quarter of 1997 as a result of some of its new business, offset in part by funding, as part of the Refinancing, premiums to repay high cost long-term debt and the cash expenses of the transaction. The Company raised an aggregate of $155.0 million through the issuance of the 10% Notes and received $8.9 million from the repayment of the Rose Partners note which aggregate funds were used (i) to fund the purchase of $85.4 million of the 12% Notes leaving $7.5 million outstanding, (ii) to fund the $53.7 million purchase of 100% of the 12 3/4% Notes, (iii) to pay premiums of $10.8 million related to such purchases, (iv) to pay accrued interest and the fees and expenses of the Refinancing, and (v) to reduce the Bank Credit Facility by $4.9 million.

Stockholders' equity/(deficit) decreased to a deficit of $4.6 million on September 27, 1997 from $4.1 million of equity on December 28, 1997 and $3.9 million of equity on September 28, 1996. The decrease was the result of the $8.7 million extraordinary charge, net of tax, on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes and the 12-3/4% Notes. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with a book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

The 10% Notes also provide that the Company may repurchase, and retire into treasury (i) up to $5 million of its outstanding Common Stock if the Company converts the capital lease relating to its Carteret, New Jersey distribution facility into an operating lease on or before December 20, 1998 and (ii) additional Common stock up to an amount equal to $7.3 million relating to its sale of the Farmingdale Option on or before June 20, 1998. Currently the Bank Credit Facility only permits (i) but not (ii).

Under the terms of the Company's revolving Bank Credit Facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of September 27, 1997, the Company was in compliance with its covenants.

The indenture governing the Company's 10% Notes, as well as the agreement governing the Bank Credit Facility, impose various restrictions upon the Company, including, among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, the Company has purchased on the open market a portion of its 12% Notes and may in the future purchase and retire a portion of its outstanding 12% Notes and/or 10% Notes. In addition, the Company continuously reviews its capital structure, including its funded debt and capital leases, to determine if it can more advantageously finance its operations.

The Company is currently in negotiations with the union representing its grocery warehouse employees with respect to the contract that expired on October 19, 1997. The Company and the union are operating under an extension of the expired contract.

In August 1997, the Company completed the sale of the option it held on its Farmingdale facility, the site of its former grocery warehouse and headquarters, which had been under lease to a third party. The Company realized net cash proceeds of approximately $7.3 million after the repayment of a mortgage in the amount of approximately $5.2 million. For book purposes the Company recognized a $40,000 gain (before a noncash writeoff of deferred expenses in the amount of approximately $400,000) due to the original valuation of the property. For federal income tax purposes, the Company expects to use its net operating loss carryforwards to offset an approximate $12.0 million taxable gain on the sale.

                            Part II-OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a) Amended and Restated employment Agreement effective as of October 31, 1997 between the Company and Richard B. Neff

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




                                            DI GIORGIO CORPORATION


                                            By:   /s/ Arthur M. Goldberg
                                                  -----------------------------
                                                  Arthur M. Goldberg
                                                  Chairman, President and Chief
                                                  Executive Officer


                                            By:   /s/ Richard B. Neff
                                                  -----------------------------
                                                  Richard B. Neff
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)


Date:    November  10,  1997