Form 10-K
period 1997-12-27
DI GIORGIO CORP
filed 1998-03-04
CIK 28871

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 27, 1997


                         Commission File Number: 1-1790

                             DI GIORGIO CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                        94-0431833
   (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

          380 Middlesex Avenue
          Carteret, New Jersey                                  07008
Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number including area code: (732) 541-5555

                                  ------------


Securities registered pursuant to Section 12(b) of the Act:
                                      NONE



Securities registered pursuant to Section 12(g) of the Act:
                                      NONE



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 2, 1998, there were outstanding 101.62 shares of Class A Common Stock and 100 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I


ITEM 1.           BUSINESS.

Overview

Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the largest food retail markets in the United States. Across its grocery, frozen and dairy product categories, the Company supplies approximately 18,000 food and non-food items, predominantly national brand name items, to more than 1,600 customer locations. The Company also markets products using its well-recognized White Rose(TM) label, which has been established in the New York City metropolitan area for over 110 years. The Company serves supermarkets, including independent retailers (including members of voluntary cooperatives) and chains principally in the five boroughs of New York City, Long Island, Northern New Jersey and, to a lesser extent, the Philadelphia area. Approximately 850 grocery, frozen and dairy items are offered with the White Rose(TM) label. For the year ended December 27, 1997, the Company had total revenue of $1,071.8 million and EBITDA (as defined herein) of $36.2 million.

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

On June 20, 1997, the Company completed a refinancing (the "Refinancing") of itself and its former parent, White Rose Foods, Inc. ("White Rose"), intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were (i) the offering of $155 million 10% senior notes (the "10% Notes") due 2007 (the "Offering"), (ii) the modification of the Company's bank credit facility (the "Bank Credit Facility"),
(iii) the receipt of $8.9 million from the repayment of a note held by the Company from Rose Partners, LP ("Rose Partners"), which owns 98.5% of the Company, (iv) the consummation of the tender offers and consent solicitations commenced by the Company (the "Company Tender Offer") and White Rose (the "White Rose Tender Offer," and together with the Company Tender Offer, the "Tender Offers") on May 16, 1997 in respect of the Company's 12% Senior Notes due 2003 (the "12% Notes") and White Rose's 12-3/4% Senior Discount Notes due 1998 (the "12-3/4% Notes"), respectively, (v) the $4.2 million dividend by the Company to White Rose of certain non-cash assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders and (vi) the merger ("Merger") of White Rose with and into the Company with the Company surviving the merger.


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

White Rose(TM) Label. The White Rose(TM) label is a well-recognized regional brand for quality merchandise across approximately 850 grocery, frozen and dairy products, and has been marketed in the New York metropolitan area for over 110 years. Products under the White Rose(TM) brand are formulated to the Company's specifications, often by national brand manufacturers, and are subject to random testing to ensure quality. The White Rose(TM) brand allows independent retail customers to carry a regionally-recognized label across numerous products similar to chain stores while providing consumers with an attractive alternative to national brands. The Company believes that White Rose(TM) labeled products generally produce higher margins for its customers than national brands, and help the Company to attract and retain customers.

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

The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new grocery store locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; (iii) extended payment terms for initial inventories and/or (iv) extended payment terms for existing receivable balances. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Stores receiving financing purchase the majority of their grocery, frozen and dairy inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of December 27, 1997, the Company's customer financing portfolio had an aggregate balance of approximately $16.1 million. The portfolio consisted of approximately 85 loans with a range of $4,000 to $650,000.

To further serve the needs of its customers, the Company has recently expanded its customer support services. Under the Company's insurance program, the Company offers customers the ability to purchase liability, property and crime insurance through a master policy purchased by the Company. The Company's coupon redemption service facilitates the redemption of vendor coupons by the Company's customers. Finally, through its technologies division, the Company distributes and supports supermarket scanning equipment which is compatible with the Company's information systems.

Markets and Customers

As of December 27, 1997, the Company's principal markets encompass the five boroughs of New York City, Long Island, northern New Jersey and, to a lesser extent, the Philadelphia area. The Company also has customers in upstate New York, Connecticut, Pennsylvania and Delaware, and is pursuing expansion into markets adjacent to the New York City metropolitan area.

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

The Met(TM) and Pioneer(TM) trade names are owned by the Company, however, the customers using the trade names are independently owned stores. The Company and the customer stores operate as voluntary cooperatives allowing a customer to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by the Company. In order to use the trade names as part of the cooperative arrangement, customers who use these names purchase the majority of their grocery, frozen food and dairy inventory requirements from the Company, thereby enhancing the stability of this portion of the Company's customer base. These customers represented approximately 19% and 18% of net sales for the years ended December 28, 1996 and December 27, 1997, respectively.

During the fifty-two weeks ended December 27, 1997, the Company's largest customers, A&P and Associated, accounted for approximately 27% and 19%, respectively, of net sales, and the Company's five largest customers accounted for approximately 64% of net sales. The Company or certain of its principal executive officers have long-standing relationships with most of the principal customers of the Company. The loss of certain of these principal customers or a substantial decrease in the amount of their purchases could be disruptive to the Company's business.


Warehousing and Distribution

The Company presently supplies its customers from three warehouse and distribution centers. All of these facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. Management believes that the efficiency of its warehouse and distribution centers enables the Company to compete effectively. A warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping, thus minimizing cost while maintaining the highest service level possible.

The Company normally has in-stock approximately 95% of its grocery product line, approximately 97% of its dairy product line and approximately 96% of its frozen food product line. Immediate product availability, efficient warehousing techniques and flexible delivery schedules generally make it possible for the Company to ship to customers within 24 to 48 hours of receipt of their orders.

The Company's trucking system consists of 119 tractors (all of which are leased), 300 trailers (of which 273 are leased) and 11 trucks (all of which are leased). On approximately 35% of its deliveries, the Company is able to arrange "backhauls" of products from manufacturers' or other suppliers' distribution facilities located in the markets served by the Company, thereby enabling the Company to reduce its procurement costs. The Company regularly uses independent owner/operators to make deliveries on an "as needed" basis to supplement the use of its own employees and equipment. The Company makes on average approximately 1,000 deliveries per day each weekday to its customers through a combination of its own transportation fleet and that of third parties.

Due to the different storage and distribution requirements of each of the Company's product lines, the Company handles each product line in a separate facility. All of the Company's warehouse and distribution facilities are fully integrated through the Company's computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service.

Purchasing

The Company purchases products for resale to its customers from approximately 1,400 suppliers in the United States and abroad. Brand name products are purchased directly from the manufacturer, through the manufacturer's representatives or through food brokers by buyers in each operating division. White Rose(TM) label and customers' private label products are purchased from producers, manufacturers or packers who are licensed by the Company, in the case of the White Rose(TM) label, or by the owners of the respective private labels . The Company purchases products in large volume and resells them in the smaller quantities required by its customers. Management believes that the Company has the purchasing power to obtain competitive volume discounts from its suppliers. Substantially all categories of products distributed by the Company are available from a variety of manufacturers and suppliers, and the Company is not dependent on any single source of supply for any specific category, however, market conditions dictate that certain nationally prominent brands, available from single suppliers, be available for distribution. Order size and frequency are determined by management based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases. This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.

The Company from time to time buys increased quantities of inventory items when the manufacturer is selling the item at a discount pursuant to a special promotion, an industry practice known as "forward buying." These special promotions are run by various manufacturers at their sole discretion. The Company earns income from additional margins realized in connection with these promotional purchasing arrangements, although there are currently less of these deals then there used to be.

Competition and Trademarks

The wholesale food distribution industry is highly competitive. The Company is one of the largest independent wholesale food distributors to supermarkets in the New York City metropolitan area. The Company's principal competitors are C & S Wholesale Grocers, Inc.; Krasdale Foods, Inc., and General Trading Co. ("General Trading") with respect to grocery distribution, General Trading with respect to dairy distribution, and Nassau Suffolk Frozen Food Company, Inc. with respect to frozen food distribution. Many of the Company's smaller competitors generally do not provide retail support services and financing services to independent retailers in the Company's market.

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

The Company believes there is significant competitive value in its trademark White Rose(TM) brand, as well as its trademark Met(TM) and Pioneer(TM) names.

Employees

As of February 13, 1998, the Company employed approximately 1,156 persons, of whom approximately 717 were covered by collective bargaining agreements with various International Brotherhood of Teamsters locals.

The Company is a party to certain collective bargaining agreements with its warehouse and trucking employees at its dairy operation (expiring November
2000), its grocery operation (warehouse expiring October 2002 and trucking expiring May 2000) and its frozen operation (expiring January 2000).

Management believes that the Company's present relations with its work force are satisfactory.

ITEM 2.           PROPERTIES

The Company's three principal warehouse and distribution facilities are set forth below along with its former dairy distribution center (currently being used as an auxiliary facility) and its new frozen food facility.

In November 1997, the Company amended its lease for its grocery facility, adding additional leased property, extending the term and increasing the annual lease obligations ("the Amended Grocery Facility Lease"). These changes in the provisions of the lease resulted in the Amended Grocery Facility Lease being treated as a new lease and accounted for as an operating lease.

In November 1997, the Company acquired the building and leasehold improvements, formerly the subject of a capital lease for its Garden City frozen facility for a purchase price of $9 million, consisting of cash and a $7.2 million note payable. The Company is currently under contract to buy the underlying land at its frozen facility for $1.6 million. In February 1998, the Company entered into a contract to sell the Garden City frozen facility and underlying land for approximately $14.5 million. The terms of the agreement require the Company to lease back the facility for a period of two years at an annual rent of approximately $1.5 million.

In November 1997, the Company signed an agreement to lease a new frozen food facility in Carteret, New Jersey, a property adjacent to its current grocery facility. The facility is expected to be fully operational and distributing product to the majority of its customers in the second fiscal quarter of 1998. The lease term is expected to commence March 15, 1998.



Location           Use                     Square Footage    Lease Expiration
--------           ---                     --------------    ----------------
Carteret, New      Groceries and other Non-   645,000     2018 (plus two 5-year
Jersey             Perishables                            renewal options)
Garden City, New   Frozen                     325,000     2000 (plus one 5-year
York                                                      renewal option)
Woodbridge, New    Dairy                      200,000     2001 (plus four 5-year
Jersey                                                    renewal options)
Kearny, New        Auxilliary                  98,000     1999
Jersey
Carteret, New      Frozen                     181,000     2018 (plus two 5-year
Jersey                                                    options)

The aggregate operating lease rent paid in connection with the Company's facilities was approximately $1.2 million in fiscal 1997.

Currently, the Carteret grocery division distribution facility operates at approximately 70% of capacity and the dairy division distribution facility operates at 80% of capacity (both on a three shift basis), while the frozen foods division distribution facility operates at approximately 60%of capacity (on a two shift basis).

Depending on the type of new business introduced ( e.g. high turn product that is already slotted in inventory), each warehouse has greater capacity to grow then stated above. The frozen foods division distribution facility has the flexibility of further increasing capacity because the Company uses some of the space leased by it for public storage.


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

The Company has recorded an estimate of its total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $1.8 million as of December 27, 1997. The Company believes such reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that the identification of contamination at its current or former sites or changes in cleanup requirements would not result in significant costs to the Company.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

There is no established public offering market for the outstanding common equity of the Company and the majority of its outstanding common equity is owned by Rose Partners, LP.

The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants contained in the Company's senior bank lending arrangement and the indenture governing its publicly held debt. As a result of these restrictive covenants, the Company was not permitted to pay dividends on December 27, 1997.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected historical data of the Company for the periods indicated and has been prepared by adjusting the consolidated financial statements of the Company as if the merger between White Rose and the Company, with the Company as the survivor, had taken place as of January 3, 1993. Since the stockholders of the Company, upon consummation of the Merger are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling of interests accounting. The results of operations include the expansion of the dairy division since April 1994 (initial date of the purchase of substantially all of the assets of the Royal Food Division of Fleming Foods East, Inc., a subsidiary of Fleming Companies, Inc. (the "Royal Acquisition"). Such data should be read in conjunction with the consolidated financial statements and related notes included herein.

                                        Year Ended    Year Ended     Year Ended    Year Ended    Year Ended
                                        January 1,    December 31,   December 30,  December 28,  December 27,
                                           1994          1994           1995          1996         1997
                                       -----------   ------------  -------------  -----------  -------------
                                                                             (In thousands)
Income Statement Data:
Total revenue .......................  $   774,105   $   936,847   $ 1,023,041   $ 1,050,206   $ 1,071,800
Gross profit(a) .....................       91,131       101,321       107,505       114,487       112,633
  Warehouse expense .................       32,980        37,945        39,676        41,038        42,453
  Transportation expense ............       17,916        21,354        22,759        21,624        22,042
  Selling, general and
    administration expenses .........       18,740        19,835        21,877        22,694        21,598
  Facility integration exp ..........         --           3,986          --            --            --
  Amortization--excess of cost over
    net assets acquired .............        2,616         2,766         2,892         2,892         2,459
Operating income ....................       18,879        15,435        20,301        26,239        24,081
  Interest expense ..................       18,232        20,370        24,887        23,955        21,890
  Amortization--deferred financing
    costs ...........................        1,600         1,479         1,457         1,138           944
  Other (income) , net ..............       (1,888)       (2,939)       (3,842)       (3,758)       (3,242)
Income (loss) from continuing
  operations before income taxes and
  extraordinary items ...............          935        (3,475)       (2,201)        4,904         4,489
Income taxes ........................          109            63           105         3,053        (1,241)
Income (loss) from continuing
   operations and extraordinary items          826        (3,538)       (2,306)        1,851         5,730
(Loss) from discontinued
   operations .......................       (1,178)         --            --            --            --
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax       (3,976)         --             510           219        (8,693)
Net (loss) income ...................  $    (4,328)  $    (3,538)  $    (1,796)  $     2,070   $    (2,963)

                                        January 1,    December 31,   December 30,  December 28,  December 27,
                                           1994          1994           1995          1996         1997
                                       -----------   ------------  -------------  -----------  -------------
                                                                 (In thousands)
Balance Sheet Data:
Total assets ........................  $   274,988   $   304,147   $   318,430   $   301,069   $   279,961
Working capital .....................        6,012         2,746         7,344        12,342        23,365
Total debt incl capital leases ......      184,421       197,339       223,543       215,308       196,966
Total Stockholder's equity (deficiency)      8,588         5,050         2,035         4,105        (3,081)(b)

-----------

(a)      Gross profit excludes warehouse expense shown separately.

(b) The decrease in stockholders' equity was the result of the $8.7 million extraordinary charge, net of tax, on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes, the 12-3/4% Notes and the Farmingdale mortgage. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with a book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; restrictions imposed by the documents governing the Company's indebtedness; competition; the Company's reliance on several significant customers; potential losses from loans to its retailers; potential environmental liabilities which the Company may have; the Company's labor relations; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations.


General

On June 20, 1997, the Company consummated the Refinancing. The following discussion assumes that the Merger between White Rose and the Company had taken place as of January 1, 1995. Since the stockholders of the Company are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the discussion presented herein reflects the assets and liabilities and related results of operations for the combined entity for all periods.

Results of Operations

Fifty-two weeks ended December 27, 1997 and December 28, 1996

Net sales for the fifty-two weeks ended December 27, 1997 were $1,065.4 million as compared to $1,045.2 for the fifty-two weeks ended December 28, 1996. This 1.9% increase primarily reflects increased frozen food sales to a division of A&P and temporary supplemental supply arrangements offset by a $60 million decrease in sales to a customer which terminated its contract for dairy division products in the fourth quarter of 1996.

Other revenue, consisting of reclamation service fees, storage income, label income, and other customer related services, increased to $6.4 million for the fifty-two weeks ended December 27, 1997 as compared to $5.0 million in the prior period primarily due to providing a produce distribution service for a particular customer which ended in June 1997. Excluding this produce service, other revenue would have been $5.8 million for the fifty-two weeks ended December 27, 1997 as a result of new services being offered by the Company, as well as, increased services based on additional 1997 revenues.

Gross margin (excluding warehouse expense) decreased to 10.6% of net sales or $112.6 million for the fifty-two weeks ended December 27, 1997 as compared to 11.0% of net sales or $114.5 million for the prior period as a result of a change in mix of both customers and product sold. The Company has, and will continue to, take steps intended to maintain and improve its margins; however, factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures will have an effect on gross margin.

Warehouse expense increased to 4.0% of net sales or $42.5 million for the fifty-two weeks ended December 27, 1997 as compared to 3.9% of net sales or $41.0 million for the prior period.

Transportation expense remained constant at 2.1% of net sales or $22.0 million for the fifty-two weeks ended December 27, 1997 as compared to 2.1% of net sales or $21.6 million in the prior period.

Selling, general and administrative expense decreased to 2.0% of net sales or $21.6 million for the fifty-two weeks ended December 27, 1997 as compared to 2.2% of net sales or $22.7 million in the prior period.

Other income, net of other expenses, decreased to $3.2 million for the fifty-two weeks ended December 27, 1997 from $3.8 million in the prior period due to $476,000 less interest income on the Rose Partners note receivable which was repaid in June 1997. In addition, as a result of the Farmingdale option sale in August 1997, net rental income from that property decreased $828,000 in 1997. These decreases were offset to some degree by income from a program run for the benefit of a group of customers.

Interest  expense  decreased  to $21.9  million  for the  fifty-two  weeks ended
December 27, 1997 from $24.0 million for the prior period. The comparative decrease from the 1996 period represents a decline in both the average outstanding level of the Company's funded debt and the average interest rate as a result of the Company's Refinancing on June 20, 1997.

During the third quarter of fiscal 1997, the Company reversed the valuation allowance related to its deferred tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in operating performance and the favorable effects of the recently completed refinancing, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The reversal of the valuation allowance resulted in an income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflects benefits which were attributable to the pre-acquisition period.

For the year ended December 27, 1997, the Company recorded an income tax benefit from continuing operations of $1.2 million (including the $3.9 million benefit) compared to an income tax expense of $3.1 million for the year ended December 28, 1996. The Company's recorded income tax (benefit) provision is higher than the statutory rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net asset acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year, with the possible exception of some alternative minimum tax.

The Company recorded a net loss for the fifty-two weeks ended December 27, 1997 of $3.0 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.7 million as compared to net income of $2.1 million for the prior period which included a $219,000 extraordinary gain on the extinguishment of debt.

Fifty-two weeks ended December 28, 1996 and December 30, 1995

Net sales for the fifty-two weeks ended December 28, 1996 increased 2.6% to $1,045.2 million as compared to $1,018.2 million in the fifty-two weeks ended December 30, 1995. The increased sales primarily reflects higher same customer sales, a temporary supplemental third party supply agreement, and higher selling prices stemming from increased cost of product sold.

Other revenue, consisting of reclamation service fees, storage income, label income, and other customer related services, increased 4.6% to $5.0 million in the fifty-two weeks ended December 28, 1996 as compared to $4.8 million in the prior period.

Gross margin (excluding warehouse expense) increased to 11.0% of net sales or $114.5 million in the fifty-two weeks ended December 28, 1996 from 10.6% of net sales or $107.5 million in the prior period as a result of a more favorable mix of product sold. Although the Company has taken steps and will continue to take steps to maintain and improve its margins, there can be no assurance the decrease in promotional activities, that management believes is any industry wide trend, will not continue.

Warehouse expense remained relatively constant at 3.9% of net sales or $41.0 million in the fifty-two weeks ended December 28, 1996 as compared to 3.9% of net sales or $39.7 million in the prior period, as cost improvements in the grocery and frozen divisions were offset by higher temporary costs in the dairy division as it related to a change in its receiving and warehousing systems.

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

Selling, general and administrative expense increased to 2.2% of net sales or $22.7 million during the fifty-two weeks ended December 28, 1996 as compared to 2.1% of net sales or $21.9 million in the prior year.

Other income, net of other expenses, remained constant at $3.8 million during the fifty-two weeks ended December 28, 1996 as compared to the prior period. Other income in 1996 included a cancellation fee of $376,000 from a customer who prematurely terminated a supply agreement while other income in 1995 included a settlement of a lawsuit for approximately $500,000.

Interest expense decreased to $24.0 million in the fifty-two weeks ended December 28, 1996 from $24.9 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt partially offset by the inclusion of the Carteret facility capital lease for the full period and additional accretion of the senior discount interest.

The Company recorded an income tax provision of $3.1 million resulting in an effective income tax rate of 62%. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of some alternative minimum tax.

The Company recorded net income for the fifty-two weeks ended December 28, 1996 of $2.1 million, which included a $219,000 gain on the extinguishment of debt, net of tax, as compared to a loss of $1.8 million in the prior period, which included a $510,000 gain on the extinguishment of debt, net of tax.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's Bank Credit Facility are the Company's principal sources of liquidity. The Company's Bank Credit Facility will mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving Bank Credit Facility were $19.7 million at December 27, 1997 at an average interest of 8.64%. Additional borrowing capacity of $61.2 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1998.

During the fifty-two weeks ended December 27, 1997, cash flows provided by operating activities was $8,000, consisting primarily of (i) cash generated from income before extraordinary items and non-cash expenses of $17.9 million and
(ii) an increase in accounts payable of $9.4 million which were primarily offset by (i) an increase in net receivable levels of $12.3 million, (ii) an increase in inventory of $6.6 million and (iii) an increase in other assets of $5.1 million.

Cash flow provided by investing activities during the fifty-two weeks ended December 27, 1997 was approximately $8.6 million, consisting of proceeds of $12.4 million from the sale of the Farmingdale option offset by $3.9 million used for capital expenditures. Net cash used in financing activities was approximately $7.9 million as a result of the Refinancing and the payoff of the Farmingdale mortgage.

Earnings before interest expense, income taxes, depreciation and amortization, non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $36.2 million during the fifty-two weeks ended December 27, 1997 as compared to $36.9 million in the comparable prior year period. In addition to lower gross margins, the decrease in EBITDA is a result of $500,000 less in cash contributions from the Farmingdale facility as a result of the option sale in August although net income increased due to the reduced interest expense after the $12.4 million in debt reduction and no further Farmingdale depreciation expense. In addition, the change in the treatment of the grocery division facility lease from a capital lease to an operating lease in December 1997 had a $240,000 negative impact on EBITDA. For 1998, the change in lease treatment will reduce EBITDA an additional $2.6 million; however pretax income is expected to increase by approximately $500,000 due to reduced interest and depreciation charges with respect to the grocery division capital lease.

The consolidated indebtedness of the Company decreased to $197.0 million at December 27, 1997 as compared to $215.3 million at December 28, 1996. The Company raised an aggregate of $155.0 million through the issuance of the 10% Notes and received $8.9 million from the repayment of the Rose Partners note which aggregate funds were used (i) to fund the purchase of $85.4 million of the 12% Notes leaving $7.5 million outstanding, (ii) to fund the $53.7 million purchase of 100% of the 12 3/4% Notes, (iii) to pay premiums of $10.8 million related to such purchases, (iv) to pay accrued interest and the fees and expenses of the Refinancing, and (v) to reduce the Bank Credit Facility by $4.9 million. As a result of the Amended Grocery Facility Lease, the net book value of the related capitalized asset of $24.3 million and $27.1 million of lease obligations were eliminated resulting in a gain of approximately $2.8 million. The gain was classified in warehouse expense in the accompanying consolidated statement of operations for the year ended December 27, 1997. In addition, the Company recorded an impairment of certain previously acquired leasehold improvements related to its frozen facility. The impairment recognized was measured as the amount by which the carrying value of the assets exceeded the fair value of the assets.

Stockholders' equity/(deficiency) decreased to a deficiency of $3.1 million on December 27, 1997 from $4.1 million of equity on December 28, 1996.The decrease was the result of the $8.7 million extraordinary charge, net of tax, on the extinguishment of debt relating to premiums paid as a result of the Tender Offers and the write-off of the deferred financing fees associated with the 12% Notes, the 12-3/4% Notes and the Farmingdale mortgage. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with a book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

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

In November 1997, the Company purchased the building at its Garden City frozen food facility for $9.0 million, consisting of $1.8 million in cash, a $ 7.2 million note due in May 1998 with interest payable monthly at an annualized rate of 6.7% In addition, the Company entered into a contract to purchase the underlying land for $1.6 million. In February 1998, the Company signed a contract to sell the facility in the first half of 1998, for $14.5 million. As part of the deal the Company will lease the facility for a minimum of 2 years. The Company intends to increase it's cold storage business at that facility, as well as exploring continued use as a secondary frozen food distribution center. The Company expects to begin shipping frozen food product from its new frozen facility in Carteret, NJ in the fiscal second quarter of 1998. The Company expects future frozen division transportation costs from the new facility to be approximately the same as from its current location as increased costs to Long Island will be offset by decreased costs to New Jersey and Philadelphia. The Company expects the cost of the move to be offset by various new warehouse vendor incentives.

On February 19, 1998, the Company called for redemption of the remaining outstanding $7.5 million of its 12% Senior Notes at 104.5% of par. The transaction is expected to close in March 1998 and result in annual savings for the Company of approximately $250,000 given the current difference in interest rates between the 12% Senior Notes and the Bank Credit Facility.

The 10% Notes also provide that the Company may repurchase, and retire into treasury (i) up to $5 million of its outstanding Common Stock if the Company converts the capital lease relating to its Carteret, New Jersey distribution facility into an operating lease on or before December 20, 1998 and (ii) additional Common stock up to an amount equal to $7.3 million relating to its sale of the Farmingdale Option on or before June 20, 1998. Currently the Bank Credit Facility permits (i) but not (ii).

Under the terms of the Company's revolving Bank Credit Facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of December 27, 1997, the Company was in compliance with its covenants.

The indenture governing the Company's 10% Notes, as well as the agreement governing the Bank Credit Facility, impose various restrictions upon the Company, including, among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, as the Company has demonstrated in the past, the Company has purchased on the open market a portion of its 12% Notes and may in the future purchase and retire a portion of its outstanding 10% Notes. In addition, the Company continuously reviews its capital structure, including its funded debt and capital leases, to determine if it can more advantageously finance its operations.

Excluding the Garden City building purchase, the Company spent approximately $2.1 million on capital expenditures during the fifty-two weeks ended December 27, 1997, and currently does not expect to spend more than $2.5 million during 1998 on capital expenditures.

The Company expended approximately $243,000 in fiscal 1997 and does not expect to expend more than $1.0 million in fiscal 1998 in conection with the environmental remediation of certain presently owned or divested properties. At December 27, 1997, the Company has reserved $1.8 million for those known environmental liabilities. The Company intends to finance such remediation through internally generated cash flow or borrowings. Management believes that should the Company become liable as a result of any material adverse determination of any legal or governmental proceeding beyond the expected expenditures, it could have an adverse effect on the Company's liquidity position.

The Company has begun an assessment as to the existence of any material Year 2000 issues in its computer systems, has identified potential areas of concern and will begin to undertake remediation of these areas in the fiscal second quarter of 1998. The Company anticipates the remediation will be complete by the end of 1998, which will allow adequate time for testing. The cost is expected to be more of a lost opportunity cost than an increased incremental direct dollar cost since the remediation is expected to be preformed by the Company's personnel.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements.................................  F-1

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of December 28, 1996 and December 27, 1997..  F-3

Consolidated Statements of Operations for each of the
 three years in the period ended December 27, 1997.........................  F-4

Consolidated Statements of of Changes in Stockholder's
 Equity (Deficiency) for each of the three years in the period ended December 27, 1997...................................................  F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 27, 1997.....................  F-6

Notes to Consolidated Financial Statements.................................  F-8



ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.


Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                   MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:


                             Age       Position

Arthur M. Goldberg(2)(3)      56       Chairman of Board of Directors, President
                                       and Chief Executive Officer

Richard B. Neff(3)            49       Executive Vice President, Chief Financial
                                       Officer and Director

Stephen R. Bokser             55       Executive Vice President, President of
                                       White Rose Food Division of Di Giorgio
                                       and Director

Jerold E. Glassman(3)         62       Director

Emil W. Solimine(2)           53       Director

Charles C. Carella(1)         64       Director

Jane Scaccetti Fumo(1)        43       Director

Joseph R. DeSimone            58       Senior Vice President Distribution

Robert A. Zorn                43       Senior Vice President and Treasurer

Lawrence S. Grossman          36       Vice President and Corporate Controller

-----------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Executive Committee

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

Mr. Goldberg has been Chairman of the Board, President and Chief Executive Officer of Di Giorgio since 1990. Mr. Goldberg is also a Director and Executive Vice President and President -- Gaming Operations, Hilton Hotels Corporation, since December 1996. Prior thereto, he was President, Chairman and Chief Executive Officer and a director of Bally Entertainment Corporation from October 1990 to December 1996. He is also Managing Partner, Arveron Investments, LP, since 1986. Mr. Goldberg is also a director of Bally Total Fitness Holding Corporation, Bally's Grand, Inc., and First

Union Corporation. Mr. Goldberg, in his capacity as the sole general partner of Rose Partners, L.P., controls the voting and investment of 98.5% of the outstanding common stock of the Company.

Mr. Neff has been Executive Vice President, Chief Financial Officer and Director of Di Giorgio since 1990. He is also a Director and Chairman of the Board of Ryan Beck & Co., an investment banking concern.

Mr. Glassman has been a Director of Di Giorgio since 1990. Since prior to 1990, Mr. Glassman has been a Partner of Grotta, Glassman & Hoffman, a law firm which has offices in Roseland, New Jersey.

Mr. Bokser has been Executive Vice President of Di Giorgio since February 1990 and a Director of Di Giorgio since 1990. In addition, Mr. Bokser has served as President of White Rose Foods Division of Di Giorgio since prior to 1991. Mr. Bokser has also served as a director of Western Beef, Inc. since 1993.

Mr. Solimine has been a Director of Di Giorgio since 1990. He also is the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1991. Mr. Solimine has served as a director of Strober Organization, Inc., a building material distributor, since prior to 1991.

Mr. Carella became a Director of Di Giorgio in 1995. Since prior to 1991, Mr. Carella has been a Partner of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a law firm which has offices in Roseland, New Jersey. Since 1991, he has served as Chairman for the Board of Trustees of the University of Medicine and Dentistry of New Jersey and since 1983 has served on the Board of Administrations of Archdiocese of Newark.

Mrs. Fumo became a Director of Di Giorgio in 1996. Mrs. Fumo has been a shareholder for the past six years of Drucker & Scaccetti, P.C., a firm specializing in accounting and business advisory services. She is also a Director for Nutrition Management Services Company and Pennsylvania Savings Bank.

Mr. DeSimone has been Senior Vice President of Distribution since January 1995. From 1990 through January 1995, he was Vice President of Warehousing and Distribution.

Mr. Zorn has been Senior Vice President and Treasurer of Di Giorgio since 1992. He served as a Vice President of Bankers Trust Company, New York, New York since prior to 1992.

Mr. Grossman has been employed by Di Giorgio since 1990. He has served as Vice President of Di Giorgio since January 1994 and Corporate Controller since February 1992. Mr. Grossman is a certified public accountant.

ITEM 11.          EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued to the Chief Executive Officer and each of the four most highly compensated executive officers of Di Giorgio whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended December 27, 1997.

                                                                    Other Annual   All Other
Name and Principal Position            Year     Salary       Bonus  Compensation   Compensation
---------------------------            ----    --------     ------- ------------   ------------
                                                                         (1)
Arthur M. Goldberg,                    1997    $400,000       --         --           --
  Chairman of the Board, President     1996    $400,000       --         --           --
  and Chief Executive Officer          1995    $400,000       --         --           --

Richard B. Neff,                       1997    $275,923    $261,000      --        $2,400(2)
  Executive Vice President             1996    $260,900    $145,000      --        $2,250(2)
  and Chief Financial Officer          1995    $240,000    $130,000      --        $2,250(2)

Stephen R. Bokser,                     1997    $313,000    $250,000      --        $2,400(2)
  Executive Vice President             1996    $288,600    $145,000      --        $2,250(2)
   and President of White Rose         1995    $272,255    $130,000      --        $2,250(2)
   Division

Robert A. Zorn,                        1997    $210,600     $32,000      --        $2,400(2)
  Senior Vice President and            1996    $200,600     $20,000      --        $2,250(2)
  Treasurer                            1995    $191,100     $12,500      --        $2,175(2)

Joseph R. DeSimone                     1997    $163,300     $25,000      --        $2,400(2)
  Senior Vice President                1996    $155,300     $20,000      --        $2,250(2)
  Warehousing and Distribution         1995    $147,900     $18,000      --        $1,800(2)



(1) Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 1995, 1996, and 1997 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

(2) Represents contributions made by the Company pursuant to the Company's Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

Employment Agreements

The Company is a party to an Agreement with Mr. Neff which will terminate on October 31, 2000. Currently, Mr. Neff is entitled to receive an annual salary of $325,000 pursuant to the Agreement ("Salary"). In addition, Mr. Neff has been paid pursuant to the Agreement $100,000 in 1997, and will be paid an additional $100,000 on or before June 30, 1998, and will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement ("Recognition Event") and determined pursuant to a formula. In the event of death or disability, Mr. Neff or his estate, will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation. If Mr. Neff's employment is terminated by the Company other than for cause, Mr. Neff will be entitled to receive the Salary through the end of the Agreement. If Mr. Neff's employment is terminated by the Company for cause, Mr. Neff will be entitled to receive Salary prorated through the end of the week.

The Company is a party to an Agreement with Mr. Bokser which will terminate on June 30, 2000. Currently, Mr. Bokser is entitled to receive an annual salary of $325,000 pursuant to the Agreement ("Salary"). In addition, Mr. Bokser has been paid pursuant to the Agreement $100,000 in 1997, and will be paid an additional $100,000 on or before June 30, 1998, and will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement ("Recognition Event") and determined pursuant to a formula. In the event of death or disability, Mr. Bokser or his estate, will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation. If Mr. Bokser's employment is terminated by the Company other than for cause, Mr. Bokser will be entitled to receive the Salary through the end of the Agreement. If Mr. Bokser's employment is terminated by the Company for cause, Mr. Bokser will be entitled to receive Salary prorated through the end of the week.

The Company is a party to an agreement with Mr. Zorn which provides for employment through March 10, 1999. The agreement remains in effect pursuant to its evergreen provisions and will remain in effect subject to six months notice is given by either party to terminate. Currently, Mr. Zorn is entitled to receive an annual salary of $220,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at the sole discretion of the Company. Mr. Zorn may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Zorn's employment with the Company; or (ii) certain change of control type for events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

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

A participant earns a nonforfeitable (i.e., vested) right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan is as follows:
Mr. Goldberg, $22,921; Mr. Neff, $20,841; Mr. Bokser $87,896; Mr. Zorn, $10,470;
Mr. De Simone, $14,261.


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

Each participant has a fully vested (i.e., nonforfeitable) interest in all contributions made by them and in the matching contributions made by the Company on their behalf and has full investment discretion over their contributions.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 27, 1997, the Compensation Committee consisted of Arthur M. Goldberg and Emil W. Solimine. Mr. Goldberg currently serves as Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Solimine currently serves as a Director of the Company.

See "Certain Transactions".


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

Mr. Goldberg, through his indirect beneficial ownership of the Company, controls the affairs of the Company, the majority of the common stock of which is owned by Rose Partners, LP (98.5%). Mr. Goldberg controls the affairs of Rose Partners in his capacity as sole general partner.

Mr. Goldberg, through his indirect beneficial ownership of the Company, effectively has the ability to determine the outcome of most corporate actions requiring stockholder approval, including the election of the Board of Directors, adoption of certain amendments to the charter and approval of mergers, and sales of all or substantially all assets.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BT Commercial Corporation ("BTCC"), an affiliate of BTNY, acts as agent and lender under the Di Giorgio Revolving Credit Facility, entered into concurrently with the Di Giorgio Senior Note Offering, between the Company and a syndicate of banks. In Fiscal 1997 the Company paid fees in the amount of approximately $242,000 and interest in the amount of approximately $2.2 million, of which BTCC received its portion. In addition, the Company paid an annual fee of $100,000 to BTCC for services as agent.

On August 3, 1992, White Rose Frozen Food ("Frozen Food") and WRGFF Associates, L.P. ("WRGFF"), a New Jersey limited partnership controlled by Mr. Goldberg, acquired in two simultaneous transactions substantially all of the operating properties and assets of Global from Sysco Corporation. To facilitate the Global Acquisition,WRGFF purchased and subsequently leased certain assets of Global to the Company. In Fiscal 1997, the Company paid approximately $2.4 million to WRGFF in connection with the lease and buyout of such assets.

Mr. Bokser is a director of Western Beef, Inc. In fiscal 1997, the Company sold various food products to Western Beef, Inc. in the amount of $37.2 million.

The Company employs Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, a director of the Company, is a partner, for legal services on an on-going basis. The Company paid approximately $171,000 to the firm for fiscal 1997.

The Company employs Emar Group, Inc. ("Emar Group"), a risk management and insurance brokerage company controlled by Emil W. Solimine, a director of the Company, for risk management and insurance brokerage services. The Company paid Emar Group approximately $150,000 for fiscal 1997 for such services.

In fiscal 1997, the Company recorded income of $166,000 from Hilton Hotel Corporation and subsidiaries, a company in which Mr. Goldberg serves as Executive Vice President - President Gaming Operations, in connection with the sharing of its office facilities and sundry other expenses.

The Company believes that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

In connection with the Refinancing, Rose Partners repaid the Rose Partners Note in the amount of approximately $8.9 million and received a dividend of certain non-cash assets (including the indebtedness of Las Plumas to the Company) with a book value of approximately $4.2 million from White Rose. Management believes that the market value of such assets approximates their book value.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

a.   Documents filed as part of this report.

     1.   Financial Statements

          Independent Auditors' Report ................................  F-2

          Consolidated  Balance  Sheets as of December 28, 1996
          and December 27, 1997 .......................................  F-3

          Consolidated Statements of Operations for each of the
          three years in the period ended December 27, 1997 ...........  F-4

          Consolidated Statements of Changes in Stockholder's
          Equity (Deficiency) for each of the three years in the period ended December 27, 1997......................................  F-5

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended December 27, 1997........  F-6

          Notes to Consolidated Financial Statements...................  F-8

     2.   Financial Statement Schedule

          Schedule II--Valuation and Qualifying Accounts...............  S-1

     3.   Exhibits

          A.   Exhibits

          Exhibit No.                Exhibit

          1.1(15)   -         Purchase  Agreement among Di Giorgio  Corporation,
                              Merrill Lynch & Co., Merrill Lynch, Pierce & Smith
                              Incorporated and BT Securities Corporation.

          2.1(16)   -         Certificate  of Ownership and Merger merging White
                              Rose  Foods,   Inc.   With  and  into  Di  Giorgio
                              Corporation.

          3.1(2)    -         Restated Certificate of Incorporation.

          3.2(2)    -         Bylaws.

          4.1(15)   -         Indenture  between Di Giorgio  Corporation and The
                              Bank of New York, as Trustee, including the form of Note, dated as of June 20, 1997.

          4.2(15)   -         Registration  Rights  Agreement  among Di  Giorgio
                              Corporation,  Merrill Lynch & Co.,  Merrill Lynch,
                              Pierce,   Fenner  &  Smith   Incorporated  and  BT
                              Securities Corporation, dated as of June 20, 1997.

          4.3(3)    -         Indenture,  dated  February 2, 1993 under which Di
                              Giorgio's Senior Notes due 2003 are issued.

          4.4(15)   -         Supplemental Indenture, dated June 9, 1997 between
                              Di Giorgio Corporation and The Bank of New York, as Trustee.

          4.5(3)    -         Di Giorgio 12% Senior Note  Certificate  Specimen,
                              dated as of February 1, 1993.

          10.1(3)   -         Credit  Agreement  dated as of  February  10, 1993
                              among   the  Di   Giorgio   Corporation,   various
                              financial institutions, BT Commercial Corporation, as agent and Bankers Trust Company as Issuing Bank

          10.2(5)   -         Sublease Agreement between MF Corp.  (sublandlord)
                              and  PC  Richard  & Son  Long  Island  Corporation
                              (subtenant), dated July 27, 1993, relating to facilities located in Farmingdale, New York

          10.3(17)+ -         Amended   and   Restated   Employment    Agreement
                              effective as of October 31, 1997 between the Company and Richard B. Neff.

          10.4(1)+  -         Employment   Agreement  dated  February  18,  1992
                              between the Company and Robert A. Zorn

          10.5(16)+ -         Second Amended and Restated  Employment  Agreement
                              dated June 30, 1997 between the Company and Stephen R. Bokser

          10.6(3)+  -         Di Giorgio Retirement Plan as Amended and Restated
                              effective January 1, 1989 (dated January 26, 1996)

          10.7(11)+ -         Di Giorgio  Retirement Savings Plan as Amended and
                              Restated effective January 1, 1989

          10.8(13)+ -         Amendment  to the Di  Giorgio  Retirement  Savings
                              Plan effective January 1, 1989 (dated November 28,
                              1995)

          10.9(1)   -         Lease  between The Four B's  (landlord)  and White
                              Rose Dairy, a division of Di Giorgio (tenant) dated November 21, 1988, as amended May 11, 1989, relating to facilities located in Kearny, New
                              Jersey

          10.11(2)  -         Sub-Sublease   between  WRGFF   (sublandlord)  and
                              Frozen Food (subtenant), dated August 3, 1992 relating to facilities located in Garden City, New
                              York

          10.12(4)  -         Consent and  Amendment  No. 1 dated as of June 25,
                              1993 to Credit  Agreement dated as of February 10,
                              1993

          10.13(5)  -         Consent and  Amendment  No. 2 dated as of November
                              3, 1993 to Credit  Agreement  dated as of February
                              10, 1993

          10.14(3)  -         Note  Pledge  Agreement  dated as of  February  1,
                              1993,  by Di  Giorgio  Corporation  in favor of BT
                              Commercial Corporation, as agent

          10.15(3)  -         License  and  Security   Agreement   dated  as  of
                              February 1, 1993, by Di Giorgio Corporation in favor of BT Commercial Corporation, as agent

          10.16(3)  -         Promissory  Note dated as of February 2, 1993 made
                              by Las Plumas  Lumber  Corporation  in favor of Di
                              Giorgio

          10.18(1)  -         Settlement  Agreement  dated July 30, 1992, by and
                              between White Rose Foods,  Inc. and the Furniture,
                              Flour,  Grocery,  Teamsters and Chauffeurs  Union,
                              Local No. 138

          10.19(3)  -         Tax Sharing  Agreement  effective  January 1, 1992
                              among DIG Holding, Di Giorgio and certain other parties

          10.20(6)  -         Amendment  to  Tax  Sharing  Agreement   effective
                              January 1, 1993 among DIG Holding, Di Giorgio and certain other parties

          10.30(7)  -         Lease between AMAX Realty Development, Inc. and V.
                              Paulius  and  Associates  and  the  Company  dated
                              February 11, 1994 relating to warehouse facility at Carteret, New Jersey

          10.31(7)  -         Consent and  Amendment  No. 3 dated March 30, 1994
                              to Credit Agreement dated as of February 10, 1993

          10.32(8)  -         Consent and  Amendment  No. 4 dated April 22, 1994
                              to Credit Agreement dated as of February 10, 1993.

          10.33(9)  -         Asset Purchase Agreement made as of the 1st day of
                              April  1994 by and among Di  Giorgio  Corporation,
                              Fleming  Foods East Inc.  and  Fleming  Companies,
                              Inc., and First  Amendment dated April 7, 1994 and
                              Second Amendment dated April 20, 1994.

          10.34(10) -         Third Amendment dated as of June 20, 1994 to Asset
                              Purchase  Agreement  of April 1, 1994  between  Di
                              Giorgio Corporation,  Fleming Foods East, Inc. and
                              Fleming Companies, Inc.

          10.35(11) -         Amendment No. 5 dated  November 15, 1994 to Credit
                              Agreement dated as of February 10, 1993.

          10.36(11) -         Waiver  and  Amendment  No. 6 dated as of March 3,
                              1995 to Credit  Agreement dated as of February 10,
                              1993.

          10.37(11) -         Sublease  Agreement  dated June 20,  1994  between
                              Fleming Foods East Inc.  (landlord) and Di Giorgio
                              Corporation   (tenant)   relating  to   facilities
                              located in Woodbridge, New Jersey.

          10.38(12) -         Amendment No. 7 dated September 30, 1995 to Credit
                              Agreement dated as of February 10, 1993.

          10.39(14) -         Amendment No. 8, dated as of September 26, 1996 to
                              Credit Agreement dated as of February 10, 1993.

          10.40(15) -         Amendment  No.  9,  dated  as of May  23,  1997 to
                              Credit Agreement dated as February 10, 1993.

          10.41(15) -         Amendment  No.  10,  dated as of June 11,  1997 to
                              Credit Agreement dated as of February 10, 1993.

          10.42(18) -         Lease between AMAX Realty Development, Inc. and V.
                              Paulius  and  Associates  and  the  Company  dated
                              November 26, 1997 for a frozen food warehouse facility at Carteret, New Jersey.

          10.43(18) -         Third Amendment, dated as of November 26, 1997, to
                              Carteret grocery warehouse lease dated as of February 11, 1994.

          10.44(18) -         Agreement  of Sale  between the Company and United
                              States Steel and Carnegie Pension Fund, Inc. to acquire the fee interest in the land and its rights as landlord under the ground lease with Waldbaum, Inc. at the Company's Garden City, New
                              York frozen food facility dated as of November 26, 1997.

          10.45(18) -         Agreement  to Assign  Ground  Lease  and  Sublease
                              between  the  Company  and  Waldbaum,  Inc. at the
                              Company's   Garden  City,  New  York  frozen  food
                              facility dated as of November 28, 1997.

          10.46(18) -         Agreement of Purchase and Sale between the Company
                              and FR Acquisitions,  Inc. of the Company's Garden
                              City, New York frozen food facility dated as of February 19, 1998.

          10.47(18) -         Agreement  of Lease  between  the  Company  and FR
                              Acquisitions, Inc. for the Garden City, New York frozen food facility dated as of February 19, 1998.

          12.1(15) -          Statement   Regarding   Computation  of  Ratio  of
                              Earnings to Fixed Charges.

          21(18)   -          Subsidiaries of the Registrant

------------------------------------------
+     Compensation plans and arrangements of executives and others.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33- 53886) filed with the Commission on October 28, 1992

(2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 of Di Giorgio (File No. 33-53886) filed with the Commission on January 11, 1993

(3) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 33-53886) filed with the Commission on February 1, 1993

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-1790) filed with the Commission on August 16, 1993

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-1790) filed with the Commission on November 12, 1993

(6) Incorporated by reference to the Registration Statement on Form S-4 of White Rose Foods, Inc. (File No. 33-72284) filed with the Commission on November 24, 1993.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for year ended January 1,1994 (File 1-1790)

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for quarter ended April 2, 1994 (File 1-1790)

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated April 25, 1994 (File 1-1790)

(10) Incorporated by reference to the company's Quarterly Report on Form 10-Q for quarter ended July 2, 1994 (File 1-1790)

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 1994 (File 1-1790)

(12) Incorporated by reference to the Quarterly Report on Form 10-Q of White Rose Foods, Inc. for quarter ended September 30, 1995 (File 33-72284)

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995 (File 1-1790)

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for quarter ended September 28, 1996 (File 1-1790).

(15) Incorporated by reference to Registration Statement No. 333-30557 on Form S-4 filed with the Securities and Exchange Commission on July 1, 1997.

(16) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-30557) filed with the Commission on July 16, 1997.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (File 1-1790).

(18)  Filed herewith.



b.    Reports on Form 8-K


      The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 1998.

                                       DI GIORGIO CORPORATION



                                       By: /s/ Arthur M. Goldberg
                                           -------------------------------------
                                           Arthur M. Goldberg, Chairman,
                                           President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date

 /s/ Arthur M. Goldberg                                            March 3, 1998
-----------------------------  Chairman, President and Chief
Arthur M. Goldberg             Executive Officer (Principal
                               Executive Officer)

 /s/ Jerold E. Glassman                                            March 3, 1998
-----------------------------  Director
Jerold E. Glassman

 /s/ Emil W. Solimine                                              March 3, 1998
-----------------------------  Director
Emil W. Solimine

 /s/ Charles C. Carella                                            March 3, 1998
-----------------------------  Director
Charles C. Carella

 /s/ Jane Scaccetti Fumo                                           March 3, 1998
-----------------------------  Director
Jane Scaccetti Fumo

 /s/ Richard B. Neff                                               March 3, 1998
-----------------------------  Executive Vice President and
Richard B. Neff                Chief Financial Officer (Principal
                               Financial and Accounting
                               Officer); Director

 /s/ Stephen R. Bokser                                             March 3, 1998
-----------------------------  Executive Vice President and
Stephen R. Bokser              Director

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                          Page

INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENTS                          F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 28, 1996 and December 27, 1997                  F-3

Consolidated Statements of Operations for Each of the Three Years in the Period
  Ended December 27, 1997                                                                  F-4

Consolidated Statements of Changes in Stockholder's Equity (Deficiency) for Each of the
  Three Years in the Period Ended December 27, 1997                                        F-5

Consolidated Statements of Cash Flows for Each of the Three Years in the Period
  Ended December 27, 1997                                                                  F-6

Notes to Consolidated Financial Statements                                                 F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Di Giorgio Corporation
Carteret, New Jersey

We have audited the consolidated balance sheets of Di Giorgio Corporation and subsidiaries (the "Company") as of December 28, 1996 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 1996 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 20, 1998

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  28,  1996  AND  DECEMBER  27,  1997
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                    December 28,    December 27,
ASSETS                                                                  1996           1997
CURRENT ASSETS:
  Cash and equivalents                                                 $ 1,749       $ 2,426
  Accounts and notes receivable - Net                                   61,550        71,715
  Inventories                                                           49,563        56,121
  Prepaid expenses                                                       3,706         8,234
                                                                         -----         -----
           Total current assets                                        116,568       138,496

PROPERTY, PLANT AND EQUIPMENT - Net                                     56,270        22,144

LONG-TERM NOTES RECEIVABLE                                              19,276         7,428

DEFERRED TAXES                                                               -        12,266

DEFERRED FINANCING COSTS                                                 4,172         5,657

OTHER ASSETS                                                            12,216        15,341

EXCESS OF COST OVER NET ASSETS ACQUIRED                                 92,567        78,629
                                                                        ------        ------
TOTAL                                                                $ 301,069     $ 279,961
                                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Revolving credit facility                                           $ 26,719      $ 19,669
  Current installment - long-term debt and capital lease liability       3,677        15,465
  Accounts payable - trade                                              49,468        58,899
  Accrued expenses                                                      24,362        21,098
                                                                        ------        ------
           Total current liabilities                                   104,226       115,131

LONG-TERM DEBT                                                         153,389       159,333

CAPITAL LEASE LIABILITY                                                 31,523         2,499

OTHER LONG-TERM LIABILITIES                                              7,826         6,079

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 101.62 shares                                   -             -
  Common stock, Class B, $.01 par value - authorized, 1,000 shares;
    issued and outstanding, 100 shares                                       -             -
  Additional paid-in capital                                            17,225        13,002
  Accumulated deficit                                                  (13,120)      (16,083)
                                                                       -------       -------
            Total stockholders' equity (deficiency)                      4,105        (3,081)
                                                                         -----        ------
TOTAL                                                                $ 301,069     $ 279,961
                                                                     =========     =========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1997
(In Thousands)
--------------------------------------------------------------------------------

                                                                    Year Ended
                                                       December 30, December 28, December 27,
                                                           1995         1996        1997
REVENUE:
  Net sales                                            $ 1,018,218  $ 1,045,161  $ 1,065,381
  Other revenue                                              4,823        5,045        6,419
                                                             -----        -----        -----
           Total revenue                                 1,023,041    1,050,206    1,071,800

COST OF PRODUCTS SOLD                                      915,536      935,719      959,167
                                                           -------      -------      -------
           Gross profit - exclusive of warehouse
             expense shown separately below                107,505      114,487      112,633

OPERATING EXPENSES:
  Warehouse expense                                         39,676       41,038       42,453
  Transportation expense                                    22,759       21,624       22,042
  Selling, general and administrative expenses              21,877       22,694       21,598
  Amortization - excess of cost over net assets
     acquired                                                2,892        2,892        2,459
                                                             -----        -----        -----
OPERATING INCOME                                            20,301       26,239       24,081

INTEREST EXPENSE                                            24,887       23,955       21,890

AMORTIZATION - Deferred financing costs                      1,457        1,138          944

OTHER INCOME - Net                                          (3,842)      (3,758)      (3,242)
                                                            ------       ------       ------
INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                  (2,201)       4,904        4,489

INCOME TAXES                                                   105        3,053       (1,241)
                                                               ---        -----       ------
INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM                                                    (2,306)       1,851        5,730

EXTRAORDINARY ITEM:
  Gain (loss) on extinguishment of debt - net of tax           510          219       (8,693)
                                                               ---          ---       ------
NET INCOME (LOSS)                                         $ (1,796)     $ 2,070     $ (2,963)
                                                          ========      =======     ========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1997
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                   Class A             Class B      Additional
                                Common Stock        Common Stock     Paid-in      Accumulated
                            Shares    Amount     Shares   Amount     Capital        Deficit        Total
BALANCE,
DECEMBER 31, 1994           101.62     $ -       100.00    $ -       $ 18,444     $ (13,394)     $ 5,050

  Net loss                    -          -         -         -             -         (1,796)      (1,796)

  Dividend to
    stockholders              -          -         -         -        (1,219)            -        (1,219)
                            ------     ----      ------    ----      --------      ---------     --------

BALANCE,
  DECEMBER 30, 1995         101.62       -       100.00      -        17,225        (15,190)       2,035

  Net income                  -          -         -         -             -          2,070        2,070
                            ------     ----      ------    ----      --------      ---------     --------

BALANCE,
  DECEMBER 28, 1996         101.62       -       100.00      -        17,225        (13,120)       4,105

  Net loss                    -          -         -         -             -         (2,963)      (2,963)

  Dividend to
    stockholders              -          -         -         -        (4,223)            -        (4,223)
                            ------     ----      ------    ----      --------     ---------     --------

BALANCE,
  DECEMBER 27, 1997         101.62     $ -       100.00    $ -       $ 13,002     $ (16,083)    $ (3,081)
                            ======     ====      ======    ====      ========     =========     ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1997
(In Thousands)
--------------------------------------------------------------------------------

                                                                    Year Ended
                                                        December 30, December 28, December 27,
                                                             1995        1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                      $  (1,796)  $   2,070   $  (2,963)
  Adjustments to reconcile net (loss) income to
    net cash provided by operations:
    Extraordinary (gain) loss on extinguishment
      of debt - net of tax                                    (510)       (219)      8,693
    Depreciation and amortization                            3,949       4,488       4,544
    Amortization of deferred financing costs                 1,457       1,138         944
    Amortization of excess of cost over net
      assets acquired                                        2,892       2,892       2,459
    Other amortization                                         527         527       1,840
    Provision for doubtful accounts                          2,100       1,850       1,300
    Increase in prepaid pension cost                          (720)       (461)       (667)
    Non-cash interest expense                                5,775       5,890       3,010
    Non-cash interest income                                  (846)       (981)       --
    Deferred tax benefit                                      --          --        (1,241)
    Income tax benefit offset against excess of cost
      over net assets acquired                                --         3,008        --
    Gain on reclassification of capitalized lease - net       --          --        (2,838)
    Impairment loss on leasehold improvements                 --          --         2,698
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts and notes receivable                        1,609       7,464     (11,465)
        Inventories                                          1,272       2,768      (6,558)
        Prepaid expenses                                      (327)       (169)        660
        Other assets                                           595         661      (5,103)
        Long-term receivables                                1,560      (3,666)       (804)
      Increase (decrease) in:
        Accounts payable                                    (6,304)     (8,946)      9,431
        Accrued expenses and other liabilities              (2,426)     (2,250)     (3,932)
                                                         ---------   ---------   ---------
           Net cash provided by operating activities         8,807      16,064           8
                                                         ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                (1,920)     (1,004)     (3,829)
  Proceeds from Farmingdale sale                              --          --        12,432
  Proceeds from contingent reimbursement                     1,063        --          --
                                                         ---------   ---------   ---------
              Net cash (used in) provided by
                investing activities                          (857)     (1,004)      8,603
                                                         ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) from revolving
    credit facility - net                                   (6,529)     (5,584)     (7,050)
  New note offering                                           --          --       155,000
  Premiums on completed tender offers                         --          --       (10,829)
  Finance fees paid                                           (600)       --        (6,017)
  Repayments of debt                                        (3,529)     (5,942)   (145,295)
  Collection of Rose Partners note receivable                 --          --         8,917
  Dividend to stockholders                                  (1,219)       --           (61)
  Repayments of capital lease obligations                   (3,990)     (2,232)     (2,547)
  Premiums on mortgage payoff                                 --          --           (52)
  Refinancing                                                6,600        --          --
                                                         ---------   ---------   ---------
           Net cash used in financing activities            (9,267)    (13,758)     (7,934)
                                                         ---------   ---------   ---------

See notes to consolidated financial statements.
                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1997
(In Thousands)
-------------------------------------------------------------------------------

                                                                     Year Ended
                                                        December 30, December 28, December 27,
                                                            1995         1996       1997
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       $  (1,317)  $   1,302   $     677

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                          1,764         447       1,749
                                                         ---------   ---------   ---------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                            $     447   $   1,749   $   2,426
                                                         =========   =========   =========

SUPPLEMENTAL SCHEDULE OF
  NON-CASH INVESTING ACTIVITIES:
  Acquisition of warehouse facility
    and machinery in exchange for
    capital lease                                        $  28,391        --          --
  Reduction of fixed assets                                   --          --     $  25,422
  Acquisition of building with issuance of
    note payable                                              --          --         7,200

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
  Elimination of capital lease obligations                    --          --     $  28,660
  Issuance of note payable in connection with
    acquisition of building                                   --          --         7,200

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period:
    Interest                                             $  19,635   $  18,569   $  25,285
                                                         =========   =========   =========
    Income taxes                                         $     125   $      73   $     195
                                                         =========   =========   =========
NON-CASH DIVIDEND OF NOTES
  RECEIVABLE AND LAND HELD FOR SALE                      $    --     $    --     $   4,162
                                                         =========   =========   =========
REDUCTION OF GOODWILL FOR REVERSAL
  OF VALUATION ALLOWANCE ON
  DEFERRED TAX ASSET                                     $    --     $    --     $  11,479
                                                         =========   =========   =========

See notes to consolidated financial statements.

                                                                     (Concluded)

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1997
--------------------------------------------------------------------------------


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Di Giorgio Corporation (the "Company") is a wholesale food distributor serving both independent retailers and supermarket chains principally in the New York City metropolitan area including Long Island, northern New Jersey and to a lesser extent, the Philadelphia area. The Company distributes three primary supermarket product categories: grocery, frozen and dairy.

      On December 27, 1996, the Company's parent, White Rose Foods, Inc. ("White Rose") and its parent, DIG Holding Corp. ("DIG Holding"), effected a merger with White Rose continuing as the surviving corporation. As the stockholders of White Rose were identical to the stockholders of DIG Holding, the exchange of shares was a transfer of interest among entities under common control, and was accounted for at historical cost in a manner similar to pooling of interests accounting.

      On June 20, 1997, the Company and White Rose consummated a merger in which White Rose was merged with and into the Company, with the Company as the survivor. Since the stockholders of the Company were identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations for the combined entity for all periods. Revenue for the years ended December 30, 1995, December 28, 1996 and December 27, 1997 were the same for the separate entities prior to the combination. Income before extraordinary items would have been approximately $2.3 million, $3.0 million and $1.5 million higher for the Company than White Rose for the years ended December 30, 1995, December 28, 1996 and December 27, 1997, respectively, prior to the combination due to additional White Rose net interest expense.

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

      In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

      Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired ("goodwill") is being amortized by the straight-line method over 40 years.

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

      Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt using the straight-line method.

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

      Fiscal Year - The Company's fiscal year-end is the Saturday closest to December 31. The financial statements for each of the three years in the period ended December 27, 1997 comprised 52 weeks.

      Reclassifications - Previously, the Company classified as other income reclamation service fees, label income and other customer-related services. Commencing in the year ended December 28, 1996, the Company is classifying these items as other revenue. Prior year amounts have been reclassified accordingly. The change in classification has no effect on previously reported net income.

      Certain other reclassifications were made to prior years' financial statements to conform to the current year presentation.

      New Accounting Pronouncement - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating statements. The Company has not yet completed its analysis of how it will be effected.

2.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consists of the following:

                                                December 28,     December 27,
                                                   1996              1997
                                                       (In Thousands)

Accounts receivable                              $ 52,688          $ 57,263
Notes receivable                                    7,192             8,627
Other receivables                                   5,981            10,028
Less allowance for doubtful accounts               (4,311)           (4,203)
                                                   ------            ------
                                                 $ 61,550          $ 71,715
                                                 ========          ========

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                    Estimated
                                   Useful Life      December 28,    December 27,
                                    in Years           1996             1997
                                                           (In Thousands)

Land                                     -             $ 900             $ 900
Buildings and improvements              10            19,492            19,322
Machinery and equipment                3-10           10,495            10,826
Less accumulated depreciation                         (9,102)          (12,674)
                                                      ------           -------
                                                      21,785            18,374
                                                      ------            ------

Capital leases:
  Building and improvements                           32,488             4,419
  Equipment                                            8,410               370
  Less accumulated amortization                       (6,413)           (1,019)
                                                      ------            ------
                                                      34,485             3,770
                                                      ------             -----
                                                    $ 56,270          $ 22,144
                                                    ========          ========

      Grocery Facility - In November 1997, the Company amended its lease for its grocery facility, adding additional leased property, extending the term and increasing the annual lease obligation. These changes in the provisions of the lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. The net book value of the related capitalized asset of $24.3 million and $27.1 million of lease obligations were removed resulting in a gain of approximately $2.8 million. The gain was classified in warehouse expense in the accompanying consolidated statement of operations for the year ended December 27, 1997.

      Frozen Facility - In November 1997, the Company acquired the building and leasehold improvements, formerly the subject of a capital lease for its frozen facility located in Garden City, New York, for a purchase price of $9 million, consisting of cash and a $7.2 million note payable (Note 6g). As a result of this transaction, the building and leasehold improvements acquired were recorded and the net book value of the related capitalized asset of $1.7 million and $1.6 million of lease obligation were removed resulting in a loss of approximately $0.1 million. In addition, the Company entered into a contract to purchase the underlying land for $1.6 million.

      In February 1998, the Company entered into a contract to sell its Garden City, New York frozen facility and underlying land for approximately $14.5 million and management anticipates the transaction to close by March 31, 1998. The terms of the agreement require the Company to lease back the facility for a period of two years with one five year option, at an annual rent of approximately $1.5 million. The Company anticipates operating a storage facility at this location. In connection with this transaction, the Company recorded a pre-tax charge of approximately $2.2 million for an impairment of certain previously acquired leasehold improvements. The impairment recognized was measured as the amount by which the carrying value of the assets exceeded the fair value of the assets. The charge is included in warehouse expense in the accompanying consolidated statement of operations for the year ended December 27, 1997.

      The Company anticipates moving its existing frozen food distribution business from its Garden City, New York facility to its Carteret, New Jersey facility (Note 11).

4.    EXCESS OF COST OVER NET ASSETS ACQUIRED

      Di Giorgio Acquisition - The Company was acquired by the current stockholders on February 9, 1990. The acquisition was accounted for as a purchase and the cost of the Company's stock, together with the related acquisition fees and expenses was allocated to the assets acquired and liabilities assumed based on fair values. As of December 28, 1996 and December 27, 1997, accumulated amortization of excess costs over net assets acquired was approximately $18,193,000 and $20,376,000, respectively.

      Royal Acquisition - In June 1994, the Company acquired substantially all of the operating properties, assets and business of the dairy and deli distribution business. The acquisition was accounted for as a purchase and the cost was allocated to the assets acquired and liabilities assumed based on fair values. As of December 28, 1996 and December 27, 1997, accumulated amortization of excess costs over net assets acquired was approximately $702,000 and $978,000, respectively.

5.    FARMINGDALE WAREHOUSE FACILITY

      On July 27, 1993, the Company, through its wholly-owned subsidiary, MF Corp., entered into an agreement for the sublease of Farmingdale, the Company's old grocery facility. The initial term of the sublease was five years. The sublessee was also granted an option, which was exercisable under certain circumstances, to purchase the property. The Company and the fee owner would share the economic benefits, if any, of the resulting income stream, and any excess proceeds of financing related thereto with 80% to the Company and 20% to the fee owner.

      On March 9, 1995, the Company, through MF Corp. and in conjunction with the fee owner, completed a $6.6 million mortgage financing of Farmingdale. The Company realized proceeds in the amount of $3.4 million after deducting a $2.2 million capital lease liability payment and $1 million representing associated fees, escrow deposits and a payment to the fee owner.

      In August 1997, the Company completed the sale of the option it held on its Farmingdale facility. The Company realized net cash proceeds of approximately $7.3 million after the repayment of the mortgage in the amount of approximately $5.2 million. The Company recognized a $40,000 gain (before a noncash write off of deferred expenses in the amount of approximately $400,000) in the statement of operations for the year ended December 31, 1997 on the transaction.

      Included in other income for the three years ended December 27, 1997 is net rental income of approximately $954,000, $1 million and $192,000, respectively, related to the facility.

6.    FINANCING

      On June 20, 1997, the Company completed a refinancing (the "Refinancing") intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were (i) the offering of $155 million 10% senior notes due 2007, (ii) the modification of the Company's bank credit facility, (iii) the receipt of an $8.9 million payment for the extinguishment of a note held by the Company from Rose Partners, LP ("Rose Partners"), which owns 98.53% of the Company, (Note 16) (iv) the consummation of the tender offers and consent solicitations commenced by the Company and White Rose, and together with the "Tender Offers" on May 16, 1997 in respect of the Company's 12% senior notes due 2003 and White Rose's 12-3/4% senior discount notes due 1998, respectively, (v) the $4.2 million dividend by the Company to White Rose of certain assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders (Note 12) and (vi) the merger (Note 1).

      As a result of the Refinancing, the Company recorded an $8.5 million extraordinary charge, net of a tax benefit of $5.7 million, on the extinguishment of debt relating to premiums paid in the aggregate of approximately $10.8 million as a result of the Tender Offers and the write-off of approximately $3.2 million of deferred financing fees associated with the 12% senior notes and 12-3/4% senior discount notes.

      Debt consists of the following:


                                        Interest Rate
                                       at December 27, December 28, December 27,
                                            1997          1996         1997
                                                           (In Thousands)

Revolving credit facility (b)               8.64 %     $ 26,719       $ 19,669
                                                       ========       ========
Current portion of long-term debt:
  12% senior notes (c)                     12.00            $ -        $ 7,450
  Mortgage payable (e)                      9.00            685              -
  Fleming note payable (f)                  6.97            614            620
  Note payable (g)                          6.67             -           7,200
                                                        -------          -----
                                                        $ 1,299       $ 15,270
                                                        =======       ========
Long-term debt:
  10% senior notes (a)                     10.00            $ -      $ 155,000
  12% senior notes (c)                     12.00         92,890              -
  12 3/4% senior discount notes (d)        12.75         50,646              -
  Mortgage payable (e)                      9.00          4,901              -
  Fleming note payable (f)                  6.97          4,952          4,333
                                                          -----          -----
                                                      $ 153,389      $ 159,333
                                                      =========      =========

      (a) 10% Senior Notes - The senior notes were issued under an Indenture dated as of June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $155,000,000 principal amount maturing on June 15, 2007. The notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, commencing December 15, 1997.

            The notes will be redeemable at the Company's option, in whole or in part, at any time on or after June 15, 2002, at redemption prices defined in the Indenture agreement. In addition, on or prior to June 15, 2000, the Company may redeem up to 35% of the originally issued notes, at a price of 110% of the principal amount together with accrued and unpaid interest with the net proceeds of public equity offerings as defined by the Indenture. Upon the occurrence of a change of control, holders of the notes will have the right to require the Company to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

            Payments of principal and interest on the notes are subordinate to the Company's secured obligations, including borrowings under the revolving credit facility, capital lease obligations (Note 6b and Note 11) and other existing and future senior indebtedness of the Company.

            The Indenture limits the ability of the Company and its restricted subsidiaries to create, incur, assume, issue, guarantee or become liable for any indebtedness, pay dividends, redeem capital stock of the Company or a restricted subsidiary, and make certain investments. The Indenture further restricts the Company's and its restricted subsidiaries' ability to sell or issue a restricted subsidiaries' capital stock, create liens, issue subordinated indebtedness, sell assets, and undertake transactions with affiliates. No consolidation, merger or other sale of all or substantially all of its assets in one transaction or series of related transactions is permitted, except in limited instances.

      (b) Revolving Credit Facility - As of December 28, 1996, borrowings under the $90 million credit facility bore interest at the Company's option, at the rate of bank prime plus 1.0% or the adjusted Eurodollar rate plus 2.5%. Prior to September 1995, borrowings bore interest, at Di Giorgio's option, at the rate of bank prime plus 1.5% or the adjusted Eurodollar rate plus 3%. On February 1, 1997, the interest rate was lowered by .25% to prime plus .75% or the adjusted Eurodollar rate plus 2.25% because of the Company's ability to meet certain financial tests.

            In May and June 1997, the bank credit facility was modified to, among other things, extend the expiration date of the facility to June 30, 2000, reset certain financial covenants, permit the Refinancing and increase the rate under the borrowing base formula.

            Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible amount of receivable and 60% of eligible inventory. After the Refinancing, the allowable advance against eligible inventory increased to 70% and subsequently declines to 60% at the rate of 1% each quarter commencing on October 1, 1997. As of December 27, 1997, the Company had an additional $61.2 million of borrowing base availability.

            The borrowings under the revolving credit facility are secured by the Company's inventory and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to net worth, interest coverage and capital expenditures. The facility also prohibits the payment of dividends. The Company was in compliance with the covenants as of December 27, 1997.

      (c)   12%  Senior   Notes  -  The  senior   notes  which  were  issued  in
            $100,000,000 principal amount in 1993, were due in February 2003, and bear interest at the rate of 12%.

            During the years ended December 30, 1995 and December 28, 1996 prior to the Tender Offers, the Company retired $2,345,000 and $4,765,000, respectively, of the senior notes that it purchased on the open market and recorded an extraordinary gain of $510,000 (net of $-0-taxes) and $219,000 (net of taxes of $146,000), respectively.

            In June 1997, the notes were redeemed pursuant to the Tender Offers at $85,440,000 principal and a premium of approximately $6,586,000. As of December 27, 1997, $7,450,000 aggregate principal amount of the notes remain outstanding. During February 1998, pursuant to the Indenture, the Company has elected to redeem, and will redeem on March 26, 1998 all the notes outstanding at December 27, 1997, at a redemption price equal to 104.5% of the principal amount with accrued interest through the redemption date.

      (d) 12 3/4% Senior Discount Notes - In November 1993 $63.5 million principal amount at maturity of Series A senior discount notes due 1998 were issued by White Rose. The notes were issued net of an original issue discount of $29.2 million. The yield to maturity was 12.75% per annum and the notes did not pay any periodic cash interest. In June 1997, the notes were redeemed in full pursuant to the Tender Offers at approximately $53,656,000 principal, which included accreted interest and a premium of approximately $4,243,000.

      (e) Mortgage Payable - The terms of the eight-year, nonrecourse mortgage payable of the Company's wholly-owned subsidiary, MF Corp., were payments of $96,691 a month, including interest at 9% through 2004. The mortgage was paid off in full in conjunction with the sale of the Farmingdale facility (Note 5) and the Company recorded a $200,000 extraordinary charge, net of a tax benefit of $124,000, on the write-off of deferred financing fees associated with the mortgage.

      (f) Fleming Note Payable - The terms of the note require quarterly principal payments of $200,000 plus interest at a rate equal to the prime rate (as stated in the Wall Street Journal) minus 2%, divided by two. Currently, cash interest is 3.25% and is to be reset every eighteen months. The note matures on June 20, 1999. The note has been discounted at a rate of 6.97% for financial statement purposes which resulted in an amount outstanding at December 27, 1997 of $5.0 million. As of December 27, 1997, the remaining principal amount on the note is $5.2 million. The note is secured by a $1.5 million letter of credit.

      (g) Note Payable - The note payable was issued in connection with the purchase of the building for its frozen facility (Note 3) and matures on May 27, 1998.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The  carrying   amounts  and  fair  values  of  the  Company's   financial
instruments are as follows:


                                      December 28, 1996      December 27, 1997
                                    Carrying      Fair     Carrying       Fair
                                     Value       Amount     Value        Amount
                                                (In Thousands)
Debt (Note 6):
  Revolving credit facility        $ 26,719    $ 26,719    $ 19,669    $ 19,669
  Note payable                         --          --         7,200       7,200
  10% senior notes                     --          --       155,000     152,288
  12% senior notes                   92,890      99,968       7,450       7,897
  12-3/4% senior discount notes      50,646      50,406        --          --
  Other notes payable                11,152      11,152       4,953       4,953
Accounts and notes receivable -
  current (Note 2)                   61,550      61,550      71,715      71,715
Notes receivable - long-term         19,276      19,276       7,428       7,428


      The fair value of the 10% senior notes as of December 27, 1997 is based on a yield of 10.29% (as of December 26, 1997). The fair value of the 12% senior notes as of December 28, 1996 and December 27, 1997 are based on yields of 10.28% (as of December 30, 1996) and 10.45% (as of December 26,
      1997), respectively. The fair value of the 12-3/4% senior discount notes as of December 28, 1996 is based on the trade price representing a yield of 13.0% (as of December 30, 1996). Based on the borrowing rate currently available to the Company, the revolving credit facility is considered to be equivalent to its fair value. The fair value of the note payable is assumed to reasonably approximate its carrying amount since it was recently issued and is short-term in nature. The fair values of other notes payable were assumed to reasonably approximate their carrying amounts since they have variable interest rates.

      The book value of the current and long-term accounts and notes receivable is equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                               December 28,    December 27,
                                                 1996              1997
                                                      (In Thousands)
Legal and environmental                        $ 1,831           $ 1,176
Interest                                         4,412             1,018
Employee benefits                                5,957             6,354
Due to vendors/customers                         3,219             4,286
Other                                            8,943             8,264
                                                 -----             -----
                                              $ 24,362          $ 21,098
                                              ========          ========

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

            The pension credit included in operations for the years ended December 30, 1995, December 28, 1996 and December 27, 1997 includes the following components:

                                                     Year Ended
                                    --------------------------------------------
                                    December 30,    December 28,    December 27,
                                       1995              1996           1997
                                                   (In Thousands)
Service cost-benefits earned
  during the period                   $ 345            $ 585            $ 598
Interest cost on projected
   benefit obligation                 3,350            3,350            3,334
Return on assets - actual            (7,138)          (4,302)          (4,357)
Net amortization and deferral         2,746             (117)             (67)
                                      -----             ----              ---
Net periodic pension credit          $ (697)          $ (484)          $ (492)
                                     ======           ======           ======

The following sets forth the status of the plan as of the most recent actuarial report:
                                                   December 28,     December 27,
                                                      1996              1997
                                                          (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                        $ 45,179            $ 45,534
                                                   ========            ========
  Accumulated benefit obligation                   $ 46,187            $ 46,752
                                                   ========            ========
Projected benefit obligation                       $ 46,976            $ 47,906
Plan assets at fair value                            50,213              51,189
                                                     ------              ------
Plan assets in excess of projected
  benefit obligation                                  3,237               3,283

Unrecognized prior service cost                         165                 151
Unrecognized net loss                                 5,017               5,477
                                                      -----               -----
Prepaid pension cost                                $ 8,419             $ 8,911
                                                    =======             =======

The prepaid pension cost is included in other assets on the consolidated balance sheets.

The following table provides the assumption used in determining the actuarial present value of the projected benefit obligation at December 28, 1996 and December 27, 1997:

                                                      December 28,  December 27,
                                                         1996          1997

Weighted average discount rate                            7.50 %       7.25 %
Rate of increase in future compensation levels            6.00         6.00
Expected long-term rates of return on plan assets         9.00         9.00

The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense included in operations was as follows:

    Year Ended                                     (In Thousands)

December 30, 1995                                       $ 836
December 28, 1996                                       1,082
December 27, 1997                                       1,030

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

   Year Ended                                       (In Thousands)

December 30, 1995                                       $ 144
December 28, 1996                                         171
December 27, 1997                                         193

10.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                           December 28,    December 27,
                                             1996              1997
                                                  (In Thousands)
Employee benefits                          $ 3,520           $ 2,269
Legal                                        2,733             2,575
Environmental                                1,337             1,235
Other                                          236                -
                                           -------           -------
                                           $ 7,826           $ 6,079
                                           =======           =======

11.   COMMITMENTS AND CONTINGENCIES

      Leases - The Company conducts certain of its operations from leased warehouse facilities and leases transportation and warehouse equipment. In addition to rent, the Company pays property taxes, insurance and certain other expenses relating to leased facilities and equipment.

      The Company subleased a frozen warehouse facility through November 1997 and certain equipment through April 1997 from WRGFF Associates, L.P. ("WRGFF"), an affiliate of the Company. For each of the years in the three-year period ended December 27, 1997, rental expense under these leases with WRGFF amounted to approximately $1.2 million, $1.4 million and $0.5 million, respectively (Note 3). In May 1997 the Company acquired tangible property formerly the subject of a capital lease at its frozen facility from WRGFF for approximately $2 million.

      The Company had entered into a lease agreement to lease a dry warehouse facility which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997 (Note 3). The term of the new lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million per year (through the expiration date).

      In November 1997, the Company entered into an agreement to lease a new frozen warehouse facility in Carteret, New Jersey. The lease will be accounted for as an operating lease. The lease expires in 2018 with two five year renewal options. Rental payments under the lease are approximately $1.8 million for the first ten years and approximately $2.0 million for the last ten years.

      Although the Company continues to investigate subleasing its Kearny facility (formerly its dairy facility), the facility was placed back into operations in the second quarter of fiscal 1996. During fiscal 1997, the Company operated a storage facility, a juice depot and a produce distribution business at the location. The Company currently operates a storage facility at the location. Also, during the fourth quarter of fiscal 1997, the Company recorded a pretax charge of approximately $480,000 to write down certain leasehold improvements to estimated fair value. The charge is included in operating expense in the accompanying consolidated statement of operations.

The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 27, 1997:

                                                     Capital        Operating
Fiscal Year Ending                                    Leases          Leases
                                                          (In Thousands)
1998                                                   $ 366        $ 11,453
1999                                                     366          11,075
2000                                                     308           8,103
2001                                                     196           6,434
2002                                                     186           5,677
Thereafter                                             3,382          74,164
                                                       -----          ------
Net minimum lease payments                             4,804       $ 116,906
                                                                   =========
Less interest                                          2,110
                                                       -----
Present value of net minimum lease
  payments (including current
  installments of $195)                              $ 2,694
                                                     =======

Total rent expense included in operations was as follows:

    Year Ended                                               (In Thousands)

December 30, 1995                                                $ 6,337
December 28, 1996                                                  6,622
December 27, 1997                                                  7,240


      Letters of Credit - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for $11,979,000 and $7,185,851 on open letters of credit with a bank as of December 28, 1996 and December 27, 1997, respectively.

      Employment Agreements - The Company has employment agreements with three key executives which will expire in June 2000, October 2000 and February 1999. Under these agreements, combined annual salaries of approximately $871,000 are expected to be paid in fiscal 1998. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

12.   EQUITY

      In November 1993 in connection with the senior discount note offering (Note 6(d)), the Company entered into a warrant agreement with a bank. The bank currently owns 1.47% of the outstanding shares of common stock of the Company. The bank holds warrants to purchase approximately 2.6% of the outstanding Di Giorgio Corporation common stock. A warrant entitles a holder to purchase one share of Di Giorgio Corporation Class B common stock for $.10 per share. The warrants are exercisable on the earlier of January 1, 1996, or the date of an initial public offering of the Company or its subsidiaries or the occurrence of other events as defined in the agreement. The warrants expire in February 2003.

      In May 1995, DIG Holding purchased the Company's senior discount notes with a face value of $3 million on the open market. The purchase price was $960,000 with an accreted value of $1,967,000. DIG Holding distributed the bonds to the stockholders in December of 1995 when the bonds had a fair value of approximately $1.2 million. The accreted value at the time of the dividend was approximately $2,114,000. Interest income of $125,000 and bond amortization of $115,000 was recorded in 1995.

      In connection with the Refinancing (Note 6), certain assets consisting of the Las Plumas note (Note 16), land and other assets, with an aggregate book value of approximately $4.2 million were distributed to the stockholders of the Company in the form of a dividend.

13.   OTHER INCOME - NET

      Other income consists of the following:
                                                     Year Ended
                                   ---------------------------------------------
                                   December 30,     December 28,    December 27,
                                       1995             1996              1997
                                                  (In Thousands)
Interest income                     $ 2,301          $ 2,390           $ 2,380
Net rental income                       954            1,020               192
Net gain on disposal of assets            -               63               157
Other - net                             374              285               513
Non-compete                             213               -                 -
                                    -------          -------           -------
                                    $ 3,842          $ 3,758           $ 3,242
                                    =======          =======           =======

14.   INCOME TAXES

      The Company files a consolidated Federal tax return. The consolidated group has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:
                                                    December 28,    December 27,
                                                       1996             1997
                                                           (In Thousands)
Deferred tax assets:
  Allowance for doubtful accounts                     $ 1,814           $ 1,817
  Accrued expenses not deductible until paid            5,494             3,313
  Net tax operating loss carryforwards                 15,400            16,160
                                                       ------            ------
Deferred tax asset                                     22,708            21,290
                                                       ======            ======
Deferred tax liabilities:
  Difference between book and tax basis
    of property                                        (4,038)             (483)
  Pension asset valuation                              (3,296)           (3,441)
                                                       ------            ------
Deferred tax liabilities                               (7,334)           (3,924)
                                                       ------            ------
Net deferred tax assets                                15,374            17,366
Less valuation allowance                              (15,374)               -
                                                      -------            ------
                                                         $ -           $ 17,366
                                                       ======          ========

     The valuation allowance as of December 31, 1996 related to net deferred tax assets relating to preacquisition temporary differences and operating loss carryforwards as well as postacquisition temporary differences and loss carryforwards. The elimination of the valuation allowance relating to
      (i) preacquisition amount is credited to the excess of cost over net assets of business acquired and (ii) postacquisition amount is credited to the income tax provision.

      There was no Federal provision for the year ended December 30, 1995 as a result of operating losses for financial statement and tax purposes. For the year ended December 30, 1995, the tax provision has been reduced by approximately $319,000 for the corresponding elimination of the valuation allowance. For the year ended December 28, 1996, the excess of cost over the net assets of business acquired has been reduced by approximately $2.8 million because of the utilization of preacquisition amounts. As of December 28, 1996, the Company's deferred tax assets were fully reserved based on the then current evidence indicating that is was more likely than not that the future benefits of the deferred tax assets would not be realized.

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

      At December 27, 1997, the net deferred tax assets of $17.4 million consist principally of operating loss carryforwards which expire from 2006 to 2010. The deferred tax assets are classified for balance sheet purposes as $12.3 million noncurrent and $5.1 million included in prepaid expenses.

      As of December 27, 1997, approximately $40 million of net tax operating loss carryforwards (which expire between the years 2006 and 2010) and approximately $28.7 million of New Jersey state tax operating loss carryforward (which expire between the years 1998 and 2002) are available. As of December 27, 1997, there were no taxes currently payable.

      The income tax benefit consist of the following (in thousands):

                                                                  Year Ended
                                                                  December 27,
                                                                      1997

Deferred income tax                                                $ 2,659
Reduction in valuation allowance                                    (3,900)
                                                                    ------
                                                                   $ (1,241)
                                                                   ========

A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                       Years Ended
                                       -----------------------------------------
                                       December 30,   December 28,  December 27,
                                          1995            1996            1997
                                                    (In Thousands)

Tax at statutory rate                   $ (846)        $ 1,667          $ 1,526

State and local taxes -
  net of federal benefit                   287             497              391

Permanent differences -
  amortization of excess cost
  over net assets acquired                 983             889              742

Reduction in valuation reserve            (319)             -            (3,900)
                                          ----         -------           ------
                                         $ 105         $ 3,053         $ (1,241)
                                         =====         =======         ========


15.   LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

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

16.   RELATED PARTY TRANSACTIONS

      In November 1993 approximately $11 million face value discount note was loaned to Rose Partners, the current holder of 98.53% of the common stock of the Company. The note was issued at an original discount of approximately $5.3 million. The note evidencing this indebtedness was scheduled to mature in April 1999 and was secured by an amount of shares of common stock owned by Rose Partners representing approximately 20% of the class outstanding. The note bore interest at a rate equal to the Series B senior discount notes yield to maturity of 12 3/4% per annum. As of December 28, 1996, the $8.4 million note was classified as long-term in the consolidated balance sheet. In connection with the Refinancing (Note
      6) the Company received an $8.9 million payment for the extinguishment of the note. For the years ended December 30, 1995, December 28, 1996 and December 27, 1997, other income includes approximately $846,000, $981,000 and $502,000, respectively, of interest income related to the note.

      At December 28, 1996, Las Plumas, an affiliate of the Company, owed the Company approximately $3.5 million, evidenced by a subordinated note. The entire note receivable was classified as long-term in the consolidated balance sheet as of December 28, 1996. The note was secured by deeds of trust relating to parcels of property of Las Plumas. The loan was scheduled to mature in June 1998 and bore interest at a fluctuating rate equal to the weighted average of the interest rates paid by the Company. In connection with the Refinancing, the note was distributed to the stockholders of the Company in the form of a dividend (Note 12).

      A director of the Company is a director of a customer. During the three-year period ended December 27, 1997, the Company sold various foods products in the amounts of $22.6 million, $27.5 million and $37.2 million, respectively, to this customer.

      A director of the Company is a partner in a firm which provides legal services to the Company on an on-going basis. The Company paid approximately $98,000, $111,000 and $171,000, during each of the three years in the period ended December 27, 1997, respectively, to the law firm for legal services.

      The Company employs the services of a risk management and insurance brokerage firm which is controlled by a director of the Company. Included in the statement of operations are fees paid to the related party of $150,000 for each of the three years in the period ended December 27, 1997.

      The Company recorded income of $154,000, $245,000 and $166,000 for each of the three years in the period ended December 27, 1997, respectively, from an affiliated entity of the President of the Company in connection with the sharing of office facilities and administrative expenses.

      Included in the consolidated statement of operations for the year ended December 30, 1995 was $119,000 of expenses related to services provided by a consulting and investment banking firm whose general partner is a former officer of the Company.

17.   MAJOR CUSTOMERS

      During the year ended December 30, 1995, sales to two individual customers represented 22.2% and 19.7% of net sales, respectively, and sales to a group of customers represented 13.1%.

      During the year ended December 28, 1996, sales to two individual customers represented 22.4% and 20.1% of net sales, respectively, and sales to a group of customers represented 12.4%.

      During the year ended December 27, 1997, sales to two individual customers represented 27.4% and 19.5% of net sales, respectively, and sales to a group of customers represented 10.9%.

                                     ******

DI GIORGIO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
--------------------------------------------------------------------------------


       Column A               Column B     Column C    Additions      Column D    Column E

                             Balance at   Charged to    Charged                    Balance
                             Beginning    Costs and     to Other                    at End
       Description           Of Period     Expenses     Accounts     Deductions   of Period

Allowance for doubtful accounts
  for the period ended:

  December 30, 1995           $ 3,844      $ 2,100      $ -          $(2,003)(1)   $ 3,941

  December 28, 1996             3,941        1,850         63 (2)     (1,543)(1)     4,311

  December 27, 1997             4,311         1,300       -           (1,277)(1)     4,203
                                                                        (131)(3)

(1) Accounts written off during the year.

(2) Transfers from other accounts.

(3) Transfers to other accounts