Form 10-Q
period 1998-03-28
DI GIORGIO CORP
filed 1998-05-08
CIK 28871

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


 For the Quarter Ended March 28, 1998            Commission File No. 1-1790

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

                             Yes X           No ____










As of May 6, 1998, there were 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock, par value of each class $.01, outstanding.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
      December 27, 1997 and March 28, 1998 (Unaudited)..................      1

   Consolidated Condensed Statements of Operations,
      Thirteen Weeks Ended March 29, 1997
      and March 28, 1998 (Unaudited) ...................................      2

   Consolidated Condensed Statement of Stockholders' Deficiency,
      Thirteen Weeks Ended March 28, 1998 (Unaudited) ..................      3

   Consolidated Condensed Statements of Cash Flows,
      Thirteen Weeks Ended March 29, 1997 and
      March 28, 1998  (Unaudited) ......................................      4

   Notes to Consolidated Condensed Financial Statements (Unaudited).....      5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations .........................................      6


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .............................      9

Signatures  ............................................................     10

                  DI GIORGIO CORPORATION and SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (in thousands)

                                              December 27,   March 28,
                                                 1997         1998
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................     $2,426         $1,373
  Accounts and notes receivable-net.........     71,715         71,364
  Inventories...............................     56,121         58,760
  Prepaid expenses..........................      8,234          7,340
                                                  -----          -----
        Total current assets................    138,496        138,837
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     35,837         36,440
  Accumulated depreciation..................    (13,693)       (14,425)
                                                 ------         ------
  Net.......................................     22,144         22,015
                                                 ------         ------
Long-term notes receivable..................      7,428          8,085
Deferred taxes..............................     12,266         12,266
Other assets................................     15,341         14,600
Deferred financing costs....................      5,657          5,477
Excess of costs over net assets acquired....     78,629         78,014
                                                 ------         ------
         Total assets.......................   $279,961       $279,294
                                               ========       ========
     LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Notes payable-revolver....................    $19,669        $20,174
  Accounts payable..........................     58,899         62,653
  Accrued expenses..........................     21,098         24,287
  Notes and leases payable within one year..     15,465          8,019
                                                 ------          -----
        Total current liabilities...........    115,131        115,133
                                                -------        -------
Long-term debt..............................    159,333        159,177
Capital lease liability.....................      2,499          2,448
Other long-term liabilities.................      6,079          5,898

Stockholders' Deficiency:
  Common stock..............................          -              -
  Additional paid-in-capital................     13,002         13,002
  Accumulated deficit.......................    (16,083)       (16,364)
                                                 ------          -----
        Total stockholders' deficiency           (3,081)        (3,362)
                                                 ------         ------
         Total liabilities & stockholders'
          deficiency........................   $279,961       $279,294
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements
                                    -1-

                  DI GIORGIO CORPORATION and SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                                (unaudited)

                                                   Thirteen weeks ended
                                                  -----------------------
                                                   March 29,   March 28,
                                                     1997        1998
Revenue:
  Net Sales.....................................   $264,378    $279,720
  Other Revenue.................................      1,595       1,836
                                                      -----       -----
        Total revenue...........................    265,973     281,556
Cost of products Sold...........................    237,180     252,804
                                                    -------     -------
Gross Profit-exclusive of
 warehouse expense shown below..................     28,793      28,752

  Warehouse expense.............................     10,609      11,421
  Transportation expense........................      5,422       6,161
  Selling, general and
  administrative expense........................      5,524       5,888
  Amortization-excess of cost
  over net assets acquired......................        669         615
                                                     ------       -----
Operating Income................................      6,569       4,667

  Interest expense..............................      5,709       4,776
  Amortization-deferred financing costs.........        288         180
  Other (income)-net............................     (1,043)       (519)
                                                      -----       -----
Income before income taxes and
 extraordinary items............................      1,615         230
Income taxes....................................        886         310
                                                      -----       -----
Income before extraordinary items...............        729         (80)
Extraordinary loss on extinguishment
 of debt-net of tax.............................          0        (201)
                                                      -----       -----

Net income (loss)...............................       $729       $(281)
                                                      =====       =====

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     (in thousands, except share data)
                                (unaudited)

                                   Additional
                  Class A        Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Amount Shares Amount
Balance at
 December 27,
 1997            101.62  $ --  100.00  $ --   $13,002  ($16,083) ($3,081)

Net loss            --    --      --    --       --        (281)    (281)
                 ------  ----  ------  ----  -------    -------    ------
Balance at
 March 28,
 1998            101.62  $ --  100.00  $ --   $13,002  ($16,364) ($3,362)
                 ======  ====  ======  ====   =======   =======   ======

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)
                                                  Thirteen weeks ended
                                                 March 29,     March 28,
                                                   1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................    $729         ($281)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities
   Extraordinary loss on extinguishment
    of debt-net of tax..........................       0           201
   Depreciation and amortization................   1,147           733
   Amortization.................................   1,088         1,300
   Provision for bad debts......................     375           375
   Increase in prepaid pension cost.............     (75)          (75)
   Noncash interest expense.....................   1,544             0
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable..................  (4,291)          (24)
   Inventory....................................  (2,431)       (2,639)
   Prepaid expenses.............................     579           894
   Long-term receivables........................  (1,322)         (657)
   Others assets................................    (143)           46
 (Decrease) increase in:
   Accounts payable, accrued expenses and
    other liabilities...........................   2,462         6,896
                                                  ------        ------
Net cash provided by (used in)
 operating activities...........................    (338)        6,769
                                                   -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment.......    (413)         (339)
                                                   -----           ---
Net cash used in investing activities...........    (413)         (339)
                                                   -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit...   1,633           505
Capital lease payments..........................    (579)       (7,497)
Premiums paid on redemption of 12% notes........       0          (335)
Long-term debt payments.........................    (318)         (156)
                                                   -----         -----
Net cash provided by (used in)
 financing activities...........................     736        (7,483)
                                                   -----         -----
Decrease in cash................................     (15)       (1,053)
Cash at beginning of period.....................   1,749         2,426
                                                   -----         -----
Cash at end of period...........................  $1,734        $1,373
                                                   =====         =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest....................................  $7,043        $1,180
                                                   =====         =====
    Income Taxes (Refunds)......................     $72          ($29)
                                                   =====         =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION


The consolidated condensed balance sheet as of March 28, 1998, the consolidated condensed statements of operations for the thirteen weeks ended, the consolidated condensed statements of cash flows for the thirteen weeks ended March 29, 1997 and March 28, 1998, and stockholders' deficiency for the thirteen weeks ended March 28, 1998, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 27, 1997 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which will be effective for financial statements beginning after December 15, 1997. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS No. 132 in Fiscal 1998 and believes it will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's pensions and other postretirement benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; restrictions imposed by the documents governing the Company's indebtedness; competition; the Company's reliance on several significant customers; potential losses from loans to its retailers; potential environmental liabilities which the Company may have; the Company's labor relations; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations.


Results of Operations

Thirteen weeks ended March 28, 1998 and March 29, 1997

Net sales for the thirteen weeks ended March 28, 1998 were $279.7 million as compared to $264.4 million for the thirteen weeks ended March 29, 1997. This 5.8% increase in net sales reflects increased sales of frozen food products to an additional division of an existing customer which began in August 1997, partially offset by the absence of sales related to a temporary supplemental third party supply arrangement that took place in the prior period.

Other revenue, consisting of recurring customer related services, increased to $1.8 million for the thirteen weeks ended March 28, 1998 as compared to $1.6 million in the prior period.

Gross margin (excluding warehouse expense) decreased to 10.3% of net sales or $28.8 million for the thirteen weeks ended March 28, 1998 as compared to 10.9% of net sales or $28.8 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense increased as a percentage of net sales to 4.1% of net sales or $11.4 million for the thirteen weeks ended March 28, 1998 as compared to 4.0% of net sales or $10.6 million for the prior period strictly because of the amended grocery facility lease. In November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual obligations. The changes in the provisions of the lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased to 3.9% of sales in the current period.

Transportation expense increased to 2.2% of net sales or $6.2 million for the thirteen weeks ended March 28, 1998 as compared to 2.1% of net sales or $5.4 million in the prior period.

Selling, general and administrative expense remained constant at 2.1% of net sales or $5.9 million for the thirteen weeks ended March 28, 1998 as compared to 2.1% of net sales or $5.5 million for the prior period.

Other income, net of other expenses, decreased to $519,000 for the thirteen weeks ended March 28, 1998 as compared to $1.0 million for the prior period. The decline reflects (i) a lower level of interest income as a result of the repayment of the Rose Partner note receivable (repaid in June 1997) which accounted for $262,000 of interest income in the prior period and (ii) approximately $235,000 of rental income relating to the Farmingdale facility in the prior period. The Farmingdale facility was sold in August 1997.

Interest expense decreased to $4.8 million for the thirteen weeks ended March 28, 1998 from $5.7 million for the prior period. The comparative decrease is a result of lower average outstanding levels of the Company's funded debt and lower average interest rates as a result of the Company's refinancing in June 1997.

The Company recorded an income tax provision of $310,000, resulting in an effective income tax rate of 135% for the thirteen weeks ended March 28, 1998 as compared to a provision of $886,000 resulting in an effective rate of 55% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded a net loss for the thirteen weeks ended March 28, 1998 of $281,000 including an extraordinary loss on the extinguishment of debt of $201,000 net of tax, as compared to net income of $729,000 for the prior period.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility will mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $20.2 million at March 28, 1998. Additional borrowing capacity of $58.0 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1998.

During the thirteen weeks ended March 28, 1998, cash flows provided by operating activities were $6.8 million, consisting primarily of (i) cash generated from income before extraordinary items and non-cash expenses and (ii) an increase in accounts payable, accrued expenses and other liabilities of $6.9 million, offset by an increase in inventory of $2.6 million.

Cash flows used in investing activities during the thirteen weeks ended March 28, 1998 were approximately $339,000, which was used exclusively for capital expenditures. Net cash used in financing activities of approximately $7.5 million was utilized to redeem the balance of the Company's 12% senior notes on March 26, 1998. The redemption included a mandatory 4.5% premium ($335,000) which resulted in a $201,000 extraordinary loss net of tax. As a result of this redemption, the Company expects to save approximately $250,000 in interest expense annually given the current difference in interest rates between the notes redeemed and the Company's bank credit facility.

Earnings before interest expense, income taxes, depreciation and amortization, and non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $7.0 million during the thirteen weeks ended March 28, 1998 as compared to $9.3 million in the prior period. This decrease in EBITDA reflected a combination of decreased gross margins, the sale of the Farmingdale property in August 1997 which contributed approximately $400,000 to the prior period's EBITDA and the treatment of the grocery facility lease which contributed $720,000 of the difference.

The consolidated indebtedness of the Company decreased to $189.8 million at March 28, 1998 as compared to $197.0 million at December 27, 1997. Stockholders' deficiency was $3.4 million on March 28, 1998 as compared to a deficiency of $3.1 million on December 27, 1997.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. The Company and its banks amended the interest coverage ratio test for the remaining term of the bank credit facility in March 1998. As of March 28, 1998, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding 10% Notes.

Subsequent events

On April 1, 1998, the Company sold its Garden City facility for $14.5 million. The Company utilized a portion of the proceeds to repay a $ 7.2 million note on the building and $1.7 million was used to acquire the land for resale at the closing. After expenses the Company used the remaining approximate $5.0 million to repay a portion of its bank credit facility. As part of the transaction, the Company will lease the Garden City facility for a minimum of two years. The Company intends to increase its cold storage business at that facility, as well as use it as a secondary frozen food distribution center.

In April 1998, the Company began shipping frozen food product from its new frozen food facility in Carteret, NJ.

In May 1998, the Company repurchased and retired into treasury $5 million of its outstanding common stock on a prorata basis.

                              II-OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a) Amendment No. 11, dated as of March 25, 1998 to Credit Agreement dated as of February 10, 1993 among Di Giorgio Corporation, as Borrower, the financial institutions parties thereto as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company, as Issuing Bank.

         (b)      Reports on Form 8-K.               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                DI GIORGIO CORPORATION


                                          By:   /s/ Arthur M. Goldberg
                                                Arthur M. Goldberg
                                                Chairman, President and Chief
                                                Executive Officer


                                          By:   /s/ Richard B. Neff
                                                Richard B. Neff
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


Date:    May 6, 1998