Form 10-Q
period 1998-06-27
DI GIORGIO CORP
filed 1998-08-11
CIK 28871

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


   For the Quarter Ended June 27, 1998            Commission File No. 1-1790

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

                             Yes X            No ____







As of August 10,  1998,  there were  78.1158  shares of Class A Common Stock and
76.8690 shares of Class B Common Stock, par value of each class $.01, outstanding.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
      December 27, 1997 and June 27, 1998 (Unaudited)....................    1

   Consolidated Condensed Statements of Operations,
      Twenty-Six Weeks and Thirteen Weeks Ended
       June 28, 1997 and June 27, 1998 (Unaudited) ......................    2

   Consolidated Condensed Statement of Stockholders' Deficiency
      Twenty-Six Weeks Ended June 27, 1998 (Unaudited) ..................    3

   Consolidated Condensed Statements of Cash Flows,
      Twenty-Six Weeks Ended June 28, 1997 and
      June 27, 1998  (Unaudited) ........................................    4

   Notes to Consolidated Condensed Financial Statements (Unaudited)......    5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ..........................................    6


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................   11

Signatures  .............................................................   12

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                              December 27,    June 27,
                                                 1997          1998
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................     $2,426         $2,091
  Accounts and notes receivable-net.........     71,715         69,621
  Inventories...............................     56,121         61,792
  Prepaid expenses..........................      8,234          9,002
                                                  -----          -----
        Total current assets................    138,496        142,506
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     35,837         24,957
  Accumulated depreciation..................    (13,693)       (14,892)
                                                 ------         ------
  Net.......................................     22,144         10,065
                                                 ------         ------
Long-term notes receivable..................      7,428          8,063
Deferred taxes..............................     12,266         12,266
Other assets................................     15,341         14,115
Deferred financing costs....................      5,657          5,297
Excess of costs over net assets acquired....     78,629         77,399
                                                 ------         ------
        Total assets                           $279,961       $269,711
                                               ========       ========
 LIABILITIES & STOCKHOLDERS' DEFICIENCY Current Liabilities:
  Notes payable - revolver..................    $19,669        $31,082
  Accounts payable..........................     58,899         58,247
  Accrued expenses..........................     21,098         20,708
  Notes and leases payable within one year..     15,465          4,842
                                                 ------          -----
        Total current liabilities...........    115,131        114,879
                                                -------        -------
Long-term debt..............................    159,333        155,000
Capital lease liability.....................      2,499          2,396
Other long-term liabilities.................      6,079          5,715

Stockholders' Deficiency:
  Common stock..............................          -              -
  Additional paid-in-capital................     13,002          8,002
  Accumulated deficit.......................    (16,083)       (16,281)
                                                 ------         ------
       Total stockholders' deficiency.......     (3,081)        (8,279)
                                                 ------          -----
        Total liabilities & stockholders'
         deficiency.........................   $279,961       $269,711
                                               ========       ========

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                   Thirteen weeks ended Twenty-six weeks ended
                                   -------------------- ----------------------
                                    June 28,    June 27,   June 28,   June 27,
                                      1997        1998       1997       1998
Revenue:
  Net sales....................... $252,188   $284,531   $516,566   $564,251
  Other revenue...................    1,691      1,674      3,286      3,510
                                      -----      -----      -----      -----
        Total revenue.............  253,879    286,205    519,852    567,761
Cost of products sold.............  225,882    256,731    463,062    509,535
                                    -------    -------    -------    -------
Gross profit-exclusive of
 warehouse expense shown below....   27,997     29,474     56,790     58,226

  Warehouse expense...............   10,641     12,604     21,250     24,025
  Transportation expense..........    5,252      5,989     10,674     12,150
  Selling, general and
  administrative expense..........    5,781      5,821     11,305     11,709
  Amortization-excess of cost
  over net assets acquired........      669        615      1,338      1,230
                                      -----      -----      -----      -----
Operating Income..................    5,654      4,445     12,223      9,112

  Interest expense................    5,984      4,320     11,693      9,096
  Amortization-deferred financing
   costs..........................      363        180        651        360
  Other (income)-net..............   (1,158)      (558)    (2,201)    (1,077)
                                      -----      -----      -----      -----
Income before income taxes and
 extraordinary items..............      465        503      2,080        733
Income taxes......................      426        420      1,312        730
                                        ---        ---        ---      -----
Income before
 extraordinary items..............       39         83        768          3

Extraordinary (loss) on
 extinguishment of debt-net of tax.  (8,467)         0     (8,467)      (201)
                                      -----      -----      -----      -----

Net income (loss).................  ($8,428)       $83    ($7,699)     ($198)
                                     ======        ===     ======       ====

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        (in thousands, except share data)
                                   (unaudited)

                                   Additional
                  Class A        Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Amount Shares Amount
Balance at
 December 27,
 1997            101.622  $ --  100.00   $ --  $13,002  ($16,083) ($3,081)

Stock repurchase (23.506) $ --  (23.131) $ --   (5,000)           ($5,000)

Net loss            --      --      --     --       --      (198)    (198)
                 ------   ----  ------   ----  -------       ---      ---

Balance at
 June 27, 1998    78.116  $ --   76.869  $ --   $8,002  ($16,281) ($8,279)
                  ======   ===   ======  ====  =======   =======   ======

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                  Twenty-six weeks ended
                                                  ----------------------
                                                   June 28,     June 27,
                                                    1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................  ($7,699)       ($198)
Adjustments to reconcile net loss to net cash
  used in operating activities
   Extraordinary loss on extinguishment
   of debt-net of tax............................    8,467          201
   Depreciation and amortization.................    2,436        1,356
   Amortization..................................    2,320        2,700
   Provision for bad debts.......................      750          750
   Increase in prepaid pension cost..............     (150)        (150)
   Noncash interest expense......................    3,010            0
   Impairment loss on leasehold improvements.....        0        3,000
   Gain on sale of Garden City facility..........        0       (3,400)
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable...................   (5,089)       1,344
   Inventory.....................................   (1,540)      (5,671)
   Prepaid expenses..............................     (901)        (768)
   Long-term receivables.........................     (572)        (635)
   Other assets..................................  (10,972)        (143)
 (Decrease) increase in:
   Accounts payable, accrued expenses and
    other liabilities............................    2,435       (1,063)
                                                    ------        -----
Net cash used in operating activities............   (7,505)      (2,677)
                                                     -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment........   (1,702)      (2,543)
Net proceeds from Garden City facility sale......        0       13,867
                                                     -----        -----
Net cash (used in) provided by
 investing activities............................   (1,702)      11,324
                                                     -----       ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit....    3,451       11,413
Capital lease payments...........................   (2,065)         (97)
Premiums paid in connection with debt redemption.  (10,829)        (335)
Repayment of Rose Partner note receivable........    8,917            0
Capital stock repurchase.........................        0       (5,000)
Dividend paid....................................      (61)           0
Finance fees paid................................   (5,230)           0
New note offering................................  155,000            0
Long-term debt payments.......................... (139,736)     (14,963)
                                                   -------      -------
Net cash provided by (used in)financing
  activities.....................................    9,447       (8,982)
                                                     -----        -----
Increase (decrease) in cash......................      240         (335)
Cash at beginning of period......................    1,749        2,426
                                                     -----        -----
Cash at end of period............................   $1,989       $2,091
                                                     =====        =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest.....................................  $15,085       $9,409
                                                    ======        =====
    Income Taxes (Refunds).......................     $185          ($5)
                                                       ===          ====
Non-cash dividend of notes receivable and
 land held for sale..............................   $4,162           $0
                                                     =====           ==
        See Notes to Consolidated Condensed Financial Statements
                                   -4-

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION

The consolidated condensed balance sheet as of June 27, 1998, the consolidated condensed statements of operations for the thirteen weeks and twenty-six weeks ended June 28, 1997 and June 28, 1998, the consolidated condensed statements of cash flows for the twenty-six weeks ended June 28, 1997 and June 27, 1998, and stockholders' deficiency for the twenty-six weeks ended June 27, 1998, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 27, 1997 and the Form 10-Q for the quarter ended March 28, 1998, filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.


2.       GARDEN CITY FACILITY

On April 1, 1998 the Company sold its Garden City, New York frozen facility and underlying land for approximately $14.5 million. The terms of the agreement require the Company to lease back the facility for a period of two years with one five year option, at an annual rent of approximately $1.5 million. The Company will use the facility for its public cold storage business. The net proceeds of the sale were applied as follows: $7.2 million was used to repay a note on the building and leasehold interest, $1.7 million was used to acquire the land and $5 million was used to repay a portion of the Company's bank credit facility. The transaction resulted in a gain of approximately $3.4 million offset by an asset write down of certain related leasehold improvements of approximately $3 million. The remaining gain will be deferred over the remaining term of the lease.

3.       STOCK REPURCHASE

During the thirteen weeks ended June 27, 1998, the Company repurchased 23.5062 shares of Class A and 23.131 shares of Class B common stock for $5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; restrictions imposed by the documents governing the Company's indebtedness; competition; the Company's reliance on several significant customers; potential losses from loans to its retailers; potential environmental liabilities which the Company may have; the Company's labor relations; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with, government regulations.


Results of Operations

Thirteen weeks ended June 27, 1998 and June 28, 1997

Net sales for the thirteen weeks ended June 27, 1998 were $284.5 million as compared to $252.2 million for the thirteen weeks ended June 28, 1997. This 12.8% increase in net sales primarily reflects increased sales of frozen food products to an additional division of an existing customer which began in August 1997.

Other revenue, consisting of recurring customer related services, remained constant at $1.7 million for the thirteen weeks ended June 27, 1998 as well as the prior period.

Gross margin (excluding warehouse expense) decreased to 10.4% of net sales or $29.5 million for the thirteen weeks ended June 27, 1998 as compared to 11.1% of net sales or $28.0 million for the prior period, reflecting the combined impact of a change in mix of products sold and an increase in sales to higher volume, lower margin chain customers. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as decreases in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures may , together or separately have an effect on gross margin. As compared to the thirteen weeks ended March 28, 1998, gross margin increased from 10.3%.

Warehouse expense increased as a percentage of net sales to 4.4% of net sales or $12.6 million for the thirteen weeks ended June 27, 1998 as compared to 4.2% of net sales or $10.6 million for the thirteen weeks ended June 28, 1997 primarily as a result of operating two frozen food facilities. The current period included approximately $400,000 of direct start-up costs and

$75,000 of temporary labor inefficiencies related to the new frozen food facility. Another cause for the increase was the amended grocery facility lease. In November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual rental obligations. The changes in the provisions of the lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased by .1% of sales in the current period.

Transportation expense remained constant at 2.1% of net sales or $6.0 million for the thirteen weeks ended June 27, 1998 as compared to 2.1% of net sales or $5.3 million in the thirteen weeks ended June 28, 1997.

Selling, general and administrative expense decreased to 2.0% of net sales or $5.8 million for the thirteen weeks ended June 27, 1998 as compared to 2.3% of net sales or $5.8 million for the thirteen weeks ended June 28, 1997.

Other income, net of other expenses, decreased to $558,000 for the thirteen weeks ended June 27, 1998 as compared to $1.2 million for the thirteen weeks ended June 28, 1997. The decline reflects (i) approximately $278,000 of rental income relating to the Farmingdale facility in the thirteen weeks ended June 28, 1997 and (ii) a lower level of interest income as a result of the repayment of the Rose Partner note receivable (repaid in June 1997) which accounted for $243,000 of interest income in the thirteen weeks ended June 28, 1997 . The Farmingdale facility was sold in August 1997 with the proceeds used to reduce outstanding indebtedness.

Interest expense decreased to $4.3 million for the thirteen weeks ended June 27, 1998 from $6.0 million for the thirteen weeks ended June 28, 1997. The comparative decrease is a result of lower average outstanding levels of the Company's funded debt and lower average interest rates as a result of the Company's refinancing in June 1997.

The Company recorded an income tax provision of $420,000, resulting in an effective income tax rate of 83% for the thirteen weeks ended June 27, 1998 as compared to a provision of $426,000 resulting in an effective rate of 92% in the thirteen weeks ended June 28, 1997. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirteen weeks ended June 27, 1998 of $83,000 as compared to a net loss of $8.4 million for the thirteen weeks ended June 28, 1997, which included an $8.5 million extraordinary loss, net of tax, on the extinguishment of debt .


Twenty-six weeks ended June 27, 1998 and June 28, 1997

Net sales for the twenty-six weeks ended June 27, 1998 were $564.3 million as compared to $516.6 million for the twenty-six weeks ended June 28, 1997. This 9.2% increase in net sales primarily reflects increased sales of frozen food products to an additional division of an existing customer which began in August 1997.

Other revenue, consisting of recurring customer related services, increased slightly to $3.5 million for the twenty-six weeks ended June 27, 1998 as compared to $3.3 million in the prior period.

Gross margin (excluding warehouse expense) decreased to 10.3% of net sales or $58.2 million for the twenty-six weeks ended June 27, 1998 as compared to 11.0% of net sales or $56.8 million for the prior period, reflecting the combined impact of a change in mix of products sold and an increase in sales to higher volume, lower margin chain customers. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as decreases in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures may , together or separately have an effect on gross margin.

Warehouse expense increased as a percentage of net sales to 4.3% of net sales or $24.0 million for the twenty-six weeks ended June 27, 1998 as compared to 4.1% of net sales or $21.3 million for the prior period primarily as a result of operating two frozen food facilities beginning in April 1998. Another cause for the increase was the amended grocery facility lease. In November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual obligations. The changes in the provisions of the lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased by .1% of sales in the current period.

Transportation expense remained increased to 2.2% of net sales or $12.2 million for the twenty-six weeks ended June 27, 1998 as compared to 2.1% of net sales or $10.7 million in the prior period.

Selling, general and administrative expense decreased to 2.1% of net sales or $11.7 million for the twenty-six weeks ended June 27, 1998 as compared to 2.2% of net sales or $11.3 million for the prior period.

Other income, net of other expenses, decreased to $1.1 million for the twenty-six weeks ended June 27, 1998 as compared to $2.2 million for the prior period. The decline reflects (i) approximately $513,000 of rental income relating to the Farmingdale facility in the prior period and (ii) a lower level of interest income as a result of the repayment of the Rose Partner note receivable (repaid in June 1997) which accounted for $502,000 of interest income in the prior period. The Farmingdale facility was sold in August 1997 with the proceeds used to reduce outstanding indebtedness.

Interest expense decreased to $9.1 million for the twenty-six weeks ended June 27, 1998 from $11.7 million for the prior period. The comparative decrease is a result of lower average outstanding levels of the Company's funded debt and lower average interest rates as a result of the Company's refinancing in June 1997.

The Company recorded an income tax provision of $730,000, resulting in an effective income tax rate of 100% for the twenty-six weeks ended June 27, 1998 as compared to a provision of $1.3 million resulting in an effective rate of 63% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded a net loss for the twenty-six weeks ended June 27, 1998 of $198,000, including an extraordinary loss, net of tax, on the extinguishment of debt, of $201,000 as compared to a net loss of $7.7 million for the prior period, which included an $8.5 million extraordinary loss , net of tax, on the extinguishment of debt.

Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility will mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $31.1 million at June 27, 1998. Additional borrowing capacity of $48.4 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during the next twelve months.

During the twenty-six weeks ended June 27, 1998, cash flows used in operating activities were $2.7 million, consisting primarily of (i) cash generated from income before extraordinary items and non-cash expenses and (ii) a decrease in accounts payable, accrued expenses and other liabilities of $1.1 million, a decrease in accounts receivable of $1.3 million offset by an increase in inventory of $5.7 million related primarily to the transition of the Company's frozen food distribution business form Garden City, NY to Carteret, NJ. The Company expects to eliminate any duplicate frozen food inventory by completing the transfer of its distribution inventory from its Garden City, NY facility to its Carteret, NJ facility in the third quarter while continuing to operate Garden City as a storage facility.

Cash flows provided by investing activities during the twenty-six weeks ended June 27, 1998 were approximately $11.3 million; which consisted of $13.9 million of proceeds from the sale of the Garden City facility offset by $2.5 million of capital expenditures, which included the Garden City land purchase of $1.7 million. Net cash used in financing activities was $9.0 million consisting primarily of $15.0 million of debt payments and a $5.0 million capital stock buyback offset by increased borrowings under the Company's bank credit facility of $11.4 million during the period. The $15.0 million in debt payments included approximately $7.5 million which was utilized to redeem the balance of the Company's 12% senior notes on March 26, 1998. The redemption included a mandatory 4.5% premium ($335,000) which resulted in a $201,000 extraordinary loss net of tax. As a result of this redemption, the Company expects to save approximately $250,000 in interest expense annually given the current difference in interest rates between the notes redeemed and the Company's bank credit facility. The balance of debt payments reflects the repayment of notes related to the sale of the Garden City facility (see below).

Earnings before interest expense, income taxes, depreciation and amortization, and non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $13.9 million during the twenty- six weeks ended June 27, 1998 as compared to $18.5 million in the prior period. This decrease in EBITDA reflected a combination of lower gross margins, the treatment of the grocery facility lease which contributed $1.4 million of the difference and the sale of the Farmingdale property in August 1997 which contributed approximately $861,000 to the prior period's EBITDA.

The consolidated indebtedness of the Company decreased to $193.3 million at June 27, 1998 as compared to $197.0 million at December 27, 1997. Stockholders' deficiency was $8.3 million on June 27, 1998 as compared to a deficiency of $3.1 million on December 27, 1997 primarily as a result of the $5 million stock repurchase in May 1998.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. The Company and its banks amended the interest coverage ratio test for the remaining term of the bank credit facility in March 1998. As of June 27, 1998, the Company was in compliance with its covenants.

From time to time when the Company considers market conditions attractive, the Company has and may in the future, purchase a portion of its public debt on the open market.

On April 1, 1998, the Company sold its Garden City facility for $14.5 million. The net proceeds of the sale were applied as follows: $7.2 million was used to repay a note on the building and leasehold interest, $1.7 million was used to acquire the land and $5 million was used to repay a portion of the Company's bank credit facility. As part of the transaction, the Company will lease the Garden City facility for a minimum of two years. The Company will continue to use the facility for its public cold storage business and may from time to time utilize it for storage or as a secondary frozen food distribution center. In April 1998, the Company began shipping frozen food product from its new frozen food facility in Carteret, NJ.

In May 1998, the Company repurchased and retired into treasury $5 million of its outstanding common stock on a prorata basis.

As situations present themselves, the Company, has in the past, and will in the future actively pursue complementary acquisitions, distribution agreements, and similar arrangements which would allow it to leverage its facilities and market position and increase profitability.



Year 2000 Computer issues

The Company has implemented a Year 2000 compliance program designed to insure that the Company's computer systems and applications will function properly beyond 1999. The program is led by the Company's vice president of information systems and consists of employees from across division lines. The Company has identified all of the systems which need testing, including but not limited to its traditional computer systems, heating, refrigeration and air conditioning, security systems and telephones. The majority of testing to see if a system is Year 2000 compliant or not is complete and the remediation phase is scheduled to be completed in the first quarter of fiscal 1999.

The expected cost should be less than $1 million and the majority of that consists of internal salaries. The Company does expect to use, on a limited basis, some outside programmers in this effort.

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


Date:    August 10, 1998