Form 10-Q
period 1998-09-26
DI GIORGIO CORP
filed 1998-11-09
CIK 28871

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


For the Quarter Ended September 26, 1998       Commission File No. 1-1790

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

                             Yes X           No ____










As of November 4, 1998,  there were  78.1158  shares of Class A Common Stock and
76.8690 shares of Class B Common Stock, par value of each class $.01, outstanding.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                                       INDEX



PART 1.           FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
      December 27, 1997 and September 26, 1998 (Unaudited)...............   1

   Consolidated Condensed Statements of Operations,
      Thirty-Nine Weeks and Thirteen Weeks Ended
      September 27, 1997 and September 26, 1998 (Unaudited) .............   2

   Consolidated Condensed Statement of Stockholders' Deficiency
      Thirty-Nine Weeks Ended September 26, 1998 (Unaudited) ............   3

   Consolidated Condensed Statements of Cash Flows,
      Thirty-Nine Weeks Ended September 27, 1997 and
      September 26, 1998  (Unaudited) ...................................   4

   Notes to Consolidated Condensed Financial Statements (Unaudited)......   5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ..........................................   7


PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................  13

Signatures  .............................................................  14

                  DI GIORGIO CORPORATION and SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (in thousands)

                                             December 27,   September 26,
                                                1997             1998
                                                             (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................     $2,426         $1,834
  Accounts and notes receivable-net.........     71,715         77,630
  Inventories...............................     56,121         52,720
  Prepaid expenses..........................      8,234          8,473
                                                  -----          -----
        Total current assets................    138,496        140,657
                                                -------        -------

Property, Plant & Equipment
  Cost......................................     35,837         25,196
  Accumulated depreciation..................    (13,693)       (15,486)
                                                 ------         ------
  Net.......................................     22,144          9,710
                                                 ------         ------

Long-term notes receivable..................      7,428          7,595
Deferred taxes..............................     12,266         12,266
Other assets................................     15,341         13,647
Deferred financing costs....................      5,657          5,117
Excess of costs over net assets acquired....     78,629         76,784
                                                 ------         ------
         Total assets.......................   $279,961       $265,776
                                               ========       ========

    LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Notes payable-revolver....................    $19,669        $13,757
  Accounts payable..........................     58,899         63,567
  Accrued expenses..........................     21,098         29,852
  Notes and leases payable within one year...    15,465            207
                                                  -----          -----
        Total current liabilities...........    115,131        107,383
                                                -------        -------

Long-term debt..............................    159,333        155,000
Capital lease liability.....................      2,499          2,342
Other long-term liabilities.................      6,079          5,197

Stockholders' Deficiency:
  Common stock..............................          -              -
  Additional paid-in-capital................     13,002          8,002
  Accumulated deficit.......................    (16,083)       (12,148)
                                                 ------          -----
        Total stockholders' deficiency           (3,081)        (4,146)
                                                 ------         ------

         Total liabilities &
          stockholder's deficiency..........   $279,961       $265,776
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                                (unaudited)

                           Thirteen weeks ended  Thirty-Nine weeks ended
                           --------------------  -----------------------
                            Sept 27,    Sept 26,   Sept 27,    Sept 26,
                             1997         1998       1997        1998

Revenue:
 Net Sales..................$255,478    $280,360   $772,044    $844,611
 Other revenue..............   1,161       1,991      4,447       5,501
                               -----       -----      -----       -----
        Total Revenue....... 256,639     282,351    776,491     850,112
Cost of Products Sold....... 230,265     253,612    693,327     763,147
                             -------     -------    -------     -------

Gross Profit-exclusive of
 warehouse expense shown
 below......................  26,374      28,739     83,164      86,965

  Warehouse expense.........  10,232      12,557     31,482      36,582
  Transportation expense....   5,511       6,050     16,185      18,200
  Selling, general and
  administrative expense....   5,498       5,424     16,803      17,133
  Amortization-excess of cost
  over net assets acquired..     408         615      1,746       1,845
                               -----       -----     ------       -----
Operating Income............   4,725       4,093     16,948      13,205

  Interest expense..........   5,392       4,496     17,085      13,592
  Amortization-deferred
   financing costs..........     115         180        766         540
  Other (income)-net........    (210)     (7,835)    (2,411)     (8,912)
                               -----       -----      -----       -----
Income before income taxes and
  extraordinary items.......    (572)      7,252      1,508       7,985
Income taxes................  (4,003)      3,119     (2,691)      3,849
                               -----       -----      -----       -----
Income before
 extraordinary items........   3,431       4,133      4,199       4,136
Extraordinary loss on
 extinguishment of
 debt-net of tax............    (226)          0     (8,693)       (201)
                                 ---         ---      -----       -----

Net income (loss)...........  $3,205      $4,133    ($4,494)     $3,935
                               =====       =====      =====       =====

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     (in thousands, except share data)
                                (unaudited)

                                            Additional
                   Class A       Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Total  Shares Total
Balance at
 December 27,
 1997            101.622 $ --  100.000 $ --  $13,002   ($16,083) ($3,081)

Stock
 repurchase      (23.506)$ --  (23.131)$ --   (5,000)        --  ($5,000)

Net income           --    --      --    --       --      3,935    3,935

                 ------  ----  ------  ----  -------    -------   ------
Balance at
 September 26,
 1998             78.116 $ --   76.869 $ --   $8,002   ($12,148) ($4,146)
                  ====== ====   ====== ====   ======    =======  =======

         See Notes to Consolidated Condensed Financial Statements

                  DI GIORGIO CORPORATION and SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)
                                                      Thirty-nine weeks ended
                                                     Sept 27, 1997 Sept 26, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................... ($4,494)    $3,935
Adjustments to reconcile net loss to net cash
 used in operating activities
   Extraordinary loss on extinguishment
    of debt-net of tax....................................   8,693        201
   Depreciation and amortization..........................   3,531      1,951
   Amortization...........................................   3,722      4,033
   Provision for bad debts................................   1,125        825
   Increase in prepaid pension cost.......................    (225)      (225)
   Noncash interest income................................   3,010          0
   Deferred tax benefit...................................  (3,910)         0
   Impairment loss on leasehold improvements..............       0      3,000
   Gain on sale of Garden City facility...................       0     (3,400)
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable............................  (8,814)    (6,740)
   Inventory..............................................  (3,268)     3,401
   Prepaid expenses.......................................     221       (239)
   Long-term receivables..................................    (297)      (167)
   Others assets..........................................  (5,393)      (138)
 (Decrease) increase in:
   Accounts payable, accrued expenses and
    other liabilities.....................................  10,134     12,881
                                                            ------     ------
Net cash provided by operating activities.................   4,035     19,318
                                                             -----     ------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment.................  (1,866)    (2,782)
Proceeds from Farmingdale sale............................   12,432         0
Net proceeds from Garden City facility sale...............        0    13,867
                                                                ---    ------
Net cash provided by investing activities.................   10,566    11,085
                                                             ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line-of-credit. (14,038)   (5,912)
Capital lease payments.....................................  (2,340)     (146)
Premiums paid in connection with debt redemption........... (10,881)     (335)
Repayment of Rose Partner note receivable..................   8,917         0
Dividend paid..............................................     (61)        0
Finance fees paid..........................................  (5,871)        0
Capital stock repurchase...................................       0    (5,000)
Note offering.............................................. 155,000         0
Long-term debt payments....................................(145,140)  (19,602)
                                                            -------   -------
Net cash used in financing activities...................... (14,414)  (30,995)
                                                             ------    ------
Increase (decrease) in cash................................     187      (592)
Cash at beginning of period................................   1,749     2,426
                                                              -----     -----
Cash at end of period......................................  $1,936    $1,834
                                                              =====     =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest............................................... $16,970   $10,135
                                                             ======    ======
    Income Taxes (refunds).................................    $195       ($2)
                                                                ===        ==
Non-cash dividend of notes receivable and land
 held for sale.............................................  $4,162        $0
                                                              =====        ==
Reduction of goodwill for reversal of valuation
 reserve on deferred tax asset............................. $11,479        $0
                                                             ======        ==
      See Notes to Consolidated Condensed Financial Statements
                                    -4-

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION

The consolidated condensed balance sheet as of September 26, 1998, the consolidated condensed statements of operations for the thirteen weeks and thirty-nine weeks ended September 27, 1997 and September 26, 1998, the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 27, 1997 and September 26, 1998, and stockholders' deficiency for the thirty-nine weeks ended September 26, 1998, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 27, 1997 and the Form 10-Q for the quarters ended March 28, 1998 and June 27, 1998, filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.


2.       GARDEN CITY FACILITY

On April 1, 1998 the Company sold its Garden City, New York frozen facility and underlying land for approximately $14.5 million. The terms of the agreement require the Company to lease back the facility for a period of two years with one five year option, at an annual rent of approximately $1.5 million. The Company will use the facility for its public cold storage business. The net proceeds of the sale were applied as follows: $7.2 million was used to repay a purchase money note on the building and leasehold interest, $1.7 million was used to acquire the land and $5 million was used to repay a portion of the Company's bank credit facility. The transaction resulted in a gain of approximately $3.4 million offset by an asset write down of certain related leasehold improvements of approximately $3 million. The remaining gain will be deferred over the remaining term of the lease.

3.       STOCK REPURCHASE

During the second fiscal quarter of 1998, the Company repurchased 23.5062 shares of Class A and 23.131 shares of Class B common stock for $5 million.

4.        OTHER INCOME

In September 1998, the Company recorded $7.3 million of nonrecurring other income as a result of renegotiating a contract to clarify past practices. This amount includes $1.7 million which is to be paid in eight quarterly installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; restrictions imposed by the documents governing the Company's indebtedness; competition; the Company's reliance on several significant customers; potential losses from loans to its retailers; potential environmental liabilities which the Company may have; the Company's labor relations; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; year 2000 computer issues; and changes in, or failure to comply with, government regulations.


Results of Operations

Thirteen weeks ended September 26, 1998 and September 27, 1997

Net sales for the thirteen weeks ended September 26, 1998 were $280.4 million as compared to $255.5 million for the thirteen weeks ended September 27, 1997. This 9.7% increase in net sales primarily reflects both increased sales of frozen food products to an additional division of an existing customer which began in August 1997 as well as additional business from new and existing customers.

Other revenue, consisting of recurring customer related services, increased to $2.0 million for the thirteen weeks ended September 26, 1998 as compared to $1.2 million for the prior period as a result of both increased storage revenue and additional services provided as a result of the increased sales discussed above.

Gross margin (excluding warehouse expense) remained constant at 10.3% of net sales or $28.7 million for the thirteen weeks ended September 26, 1998 as compared to 10.3% of net sales or $26.4 million for the prior period. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as decreases in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures may, together or separately, have an effect on gross margin.

Warehouse expense increased as a percentage of net sales to 4.5% of net sales or $12.6 million for the thirteen weeks ended September 26, 1998 as compared to 4.0% of net sales or $10.2 million for the same period last year primarily as a result of operating two frozen food facilities. The current period includes approximately $1.4 million of expenses related to the Garden City facility which is being used for public storage as well as secondary self storage. Another cause for the increase was the amended grocery facility lease. In November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual rental obligations. The changes in the provisions of the lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased by .1% of sales in the current period.

Transportation expense remained constant at 2.2% of net sales or $6.1 million for the thirteen weeks ended September 26, 1998 as compared to 2.2% of net sales or $5.5 million in the thirteen weeks ended September 27, 1997.

Selling, general and administrative expense decreased to 1.9% of net sales or $5.4 million for the thirteen weeks ended September 26, 1998 as compared to 2.2% of net sales or $5.5 million for the prior period primarily due to the effect of fixed costs as applied to higher revenues.

Other income, net of other expenses, increased to $7.8 million for the thirteen weeks ended September 26, 1998, as compared to $210,000 in the prior period. During the current period, the Company entered into an agreement with Fleming Companies, Inc which called for (i) the Company to receive consideration resulting in a $7.3 million nonrecurring gain from renegotiating a contract to clarify past practices and (ii) a strategic marketing alliance which may generate modest commission income in the future.

Interest expense decreased to $4.5 million for the thirteen weeks ended September 26, 1998 from $5.4 million for the thirteen weeks ended September 27, 1997. The comparative decrease is a result of lower average outstanding levels of the Company's funded debt, partially as a result of the amended grocery lease being treated as an operating lease instead of a capital lease, and lower average interest rates.

The Company recorded an income tax provision of $3.1 million, resulting in an effective income tax rate of 43% for the thirteen weeks ended September 26, 1998 as compared to a benefit of $4.0 million in the thirteen weeks ended September 27, 1997. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirteen weeks ended September 26, 1998 of $4.1 million as compared to net income of $3.2 million for the thirteen weeks ended September 27, 1997, which included a $226,000 extraordinary loss, net of tax, on the extinguishment of debt .


Thirty-nine weeks ended September 26, 1998 and September 27, 1997

Net sales for the thirty-nine weeks ended September 26, 1998 were $844.6 million as compared to $772.0 million for the thirty-nine weeks ended September 27, 1997. This 9.4% increase in net sales primarily reflects increased sales of frozen food products to an additional division of an existing customer which began in August 1997 as well as additional business from new and existing customers which began earlier in fiscal 1998.

Other revenue, consisting of recurring customer related services, increased to $5.5 million for the thirty-nine weeks ended September 26, 1998 as compared to $4.4 million in the prior period as a result of both increased storage revenue and additional services provided as a result of the increased revenue discussed above.

Gross margin (excluding warehouse expense) decreased to 10.3% of net sales or $87.0 million for the thirty-nine weeks ended September 26, 1998 as compared to 10.8% of net sales or $83.2 million for the prior period, reflecting the combined impact of a change in mix of products sold and an increase in sales to higher volume, lower margin chain customers. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as decreases in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures may, together or separately, have an effect on gross margin.

Warehouse expense increased as a percentage of net sales to 4.3% of net sales or $36.6 million for the thirty-nine weeks ended September 26, 1998 as compared to 4.1% of net sales or $31.5 million for the prior period primarily as a result of operating two frozen food facilities beginning in April 1998. Another cause for the increase was the amended grocery facility lease. In November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual obligations. The changes in the provisions of the lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased by .1% of sales in the current period.

Transportation expense increased to 2.2% of net sales or $18.2 million for the thirty-nine weeks ended September 26, 1998 as compared to 2.1% of net sales or $16.2 million in the prior period.

Selling, general and administrative expense decreased to 2.0% of net sales or $17.1 million for the thirty-nine weeks ended September 26, 1998 as compared to 2.2% of net sales or $16.8 million for the prior period primarily due to the effect of fixed costs as applied to higher revenues.

Other income, net of other expenses, increased to $8.9 million for the thirty-nine weeks ended September 26, 1998 as compared to $2.4 million for the prior. During the current period, the Company entered into an agreement with Fleming Companies, Inc which called for (i) the Company to receive a one time consideration of $7.3 million to renegotiate a contract to clarify past practices and (ii) a strategic marketing alliance which may generate modest commission income in the future. This increase was offset somewhat by (i) approximately $369,000 of rental income relating to the Farmingdale facility in the prior period and (ii) a lower level of interest income as a result of the repayment of the Rose Partner note receivable (repaid in June 1997) which accounted for $502,000 of interest income in the prior period. The Farmingdale facility was sold in August 1997 with the proceeds used to reduce outstanding indebtedness.

Interest expense decreased to $13.6 million for the thirty-nine weeks ended September 26, 1998 from $17.1 million for the prior period. The comparative decrease is a result of lower average outstanding levels of the Company's funded debt and lower average interest rates as a result of the Company's refinancing in June 1997.

The Company recorded an income tax provision of $3.8 million, resulting in an effective income tax rate of 48% for the thirty-nine weeks ended September 26, 1998 as compared to a benefit of $2.7 million in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirty-nine weeks ended September 26, 1998 of $3.9 million, including an extraordinary loss, net of tax, on the extinguishment of debt, of $201,000 as compared to a net loss of $4.5 million for the prior period, which included an $8.7 million extraordinary loss, net of tax, on the extinguishment of debt.

Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility is scheduled to mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $13.8 million at September 26, 1998. Additional borrowing capacity of $64.9 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during the next twelve months.

During the thirty-nine weeks ended September 26, 1998, cash flows provided by operating activities were $19.3 million, consisting primarily of (i) cash generated from income before extraordinary items and non-cash expenses and (ii) an increase in accounts payable, accrued expenses and other liabilities of $12.9 million, a decrease in inventory of $3.4 million offset by an increase in accounts and notes receivable of $6.7 million.

Cash flows provided by investing activities during the thirty-nine weeks ended September 26, 1998 were approximately $11.1 million; which consisted of $13.9 million of proceeds from the sale of the Garden City facility offset by $2.8 million of capital expenditures, which included the Garden City land purchase of $1.7 million. Net cash used in financing activities was $31.0 million consisting primarily of $19.6 million of debt payments, a $5.0 million capital stock buyback, and net repayments under the Company's bank credit facility of $5.9 million. The $19.6 million in debt payments included approximately $7.5 million which was utilized to redeem the balance of the Company's 12% senior notes on March 26, 1998. The redemption included a mandatory 4.5% premium ($335,000) which resulted in a $201,000 extraordinary loss net of tax. As a result of this redemption, the Company expects to save approximately $250,000 in interest expense annually given the current difference in interest rates between the notes redeemed and the Company's bank credit facility. The balance of debt payments reflects the repayment of notes related to the sale of the Garden City facility (see below) and to Fleming Companies, Inc.

Earnings before interest expense, income taxes, depreciation and amortization, and non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $27.6 million during the thirty-nine weeks ended September 26, 1998 as compared to $25.8 million in the prior period. This increase in EBITDA reflects the $7.3 million result of renegotiating a contract to clarify past practices offset by a combination of lower gross margins, the $2.2 million negative impact of the change in accounting treatment of the Company's grocery facility lease, and the sale of the Farmingdale property in August 1997 which contributed approximately $1.2 million to the prior period's EBITDA.

The consolidated indebtedness of the Company decreased to $171.3 million at September 26, 1998 as compared to $197.0 million at December 27, 1997. Stockholders' deficiency was $4.1 million on September 26, 1998 as compared to a deficiency of $3.1 million on December 27, 1997 reflecting in part the $5 million stock repurchase in May 1998.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. The Company and its banks amended the interest coverage ratio test for the remaining term of the bank credit facility in March 1998. As of September 26, 1998, the Company was in compliance with its covenants.

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



Year 2000 Computer Issues

State of readiness
The Company has implemented a Year 2000 compliance program designed to insure that the Company's computer systems and applications will function properly beyond 1999. The program is led by the Company's vice president of information systems and consists of employees from across division lines. The Company believes it has identified all of the systems which need testing, including but not limited to its traditional computer systems as well as those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure such as heating, refrigeration and air conditioning systems, security systems and telephones. The vast majority of testing to determine if a system is Year 2000 compliant is complete. Portions of the remediation phase, such as the billing system, are also complete and currently in use. The remainder of the remediation phase is projected to be completed in the second quarter of fiscal 1999. In some cases, new systems will be purchased and those should also be implemented no later than the end of the second quarter of fiscal 1999.



Costs
The total expected cost of the Company's year 2000 compliance program is projected to be less than $1.25 million, consisting primarily of internal salaries, of which approximately $540,000 has been spent. All costs are expensed as incurred. The Company does expect to use, on a limited basis, some outside programmers in this effort.

Risks
Although the full consequences are unknown, the failure of one of the Company's critical computer systems or the failure of an outside system, such as that of the Federal Reserve or the electric utilities, may result in the interruption of the Company's business which may result in a material adverse effect on the results of operations or financial condition of the Company. With particular respect to inventory purchased for resale from the Company's 1,400 vendors, the Company does not expect that any vendor's or small group of vendors' year 2000 problem(s) would have a long-term negative effect on the Company since the worst thing that would happen is the Company would not receive any of that vendor's product for resale. The Company doesn't expect any of its competitors would receive that product either, so the Company and the Company's customers would not be at a competitive disadvantage.

With respect to the Company's larger customers, communications are ongoing with respect to their progress in resolving potential year 2000 problems such as insuring the integrity of the procurement system as well as helping the smaller customers' critical needs such as cash registers and point-of-sale (POS) systems. Despite the relative lack of problems encountered in these discussions with both large and small customers of the Company to date, the Company has no direct confirmation or control of our customers year 2000 remediation efforts, and there can be no assurance that system failures, that cause material adverse results to our customers, would not have an adverse effect on the Company.

Contingency Plans
The Company is in the process of developing contingency plans for those areas which might be effected by the year 2000 problem; however, there can be no assurances that a contingency plan will exist for all situations.

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


Date:    November 9, 1998