Form 10-K
period 1999-01-02
DI GIORGIO CORP
filed 1999-03-12
CIK 28871

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 1999


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 1, 1999, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I


ITEM 1.           BUSINESS.

Overview

Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the largest retail food markets in the United States. Across its grocery, frozen and refrigerated product categories, the Company supplies approximately 16,800 food and non-food items (excluding certain cross-docked items), comprised predominantly of national brand name items, to more than 1,800 customer locations. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains principally in the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the Philadelphia area. Over 900 grocery, frozen and refrigerated items are offered with the Company's White Rose(TM) label. The White Rose(TM) label has been established for over 112 years and is well recognized in the New York City metropolitan area. For the year ended January 2, 1999, the Company had total revenue of $1,196.9 million and EBITDA (as defined herein) of $38.8 million.

Formed in 1920, the Company was acquired in 1990 by a corporation controlled by Arthur M. Goldberg, the Company's current Chairman, President and Chief Executive Officer (the "1990 Acquisition"). Since the 1990 Acquisition, Mr. Goldberg and his management team have implemented a strategy focused on enhancing productivity, growing through the acquisition of complementary businesses, identifying and developing new revenue opportunities and promoting brand name recognition of the Company's White Rose(TM) label.


Products

General.   Management   believes  that  the  distribution  of  multiple  product
categories gives the Company an advantage over its competitors by affording customers the ability to purchase grocery, frozen and refrigerated products from a single supplier. In addition to its large selection of multiple category items, the Company is able to merchandise its well-recognized White Rose(TM) label consistently across all three categories of products. White Rose(TM) label sales represented approximately 4% of 1998 sales. While some customers purchase items from all three product lines, others purchase items from only one or two product lines.

Products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are automatically adjusted on a regular basis based on vendor pricing.

White Rose(TM) Label. The White Rose(TM) label is a well-recognized regional brand for quality merchandise across over 900 grocery, frozen and refrigerated products, and has been marketed in the New York metropolitan area for over 112 years. Products under the White Rose(TM) brand are formulated to the Company's specifications, often by national brand manufacturers, and are subject to random testing to ensure quality. The White Rose(TM) brand allows independent retail customers to carry a regionally- recognized label across numerous product lines similar to chain stores while providing consumers with an attractive alternative to national brands. The Company believes that White Rose(TM) labeled products generally produce higher margins for its customers than national brands, and help the Company to attract and retain customers.

Customer Support Services. The Company offers a broad spectrum of retail support services, including advertising, promotional and merchandising assistance; retail operations counseling; computerized ordering services; insurance and coupon redemption services; and store layout and equipment planning. Recently the Company added store engineering, sanitation and security services. The Company has a staff of customer representatives who visit stores on a regular basis to advise store management regarding their operations. Most of the Company's customers utilize computerized order entry, which allows them to place and confirm orders 24 hours a day, 7 days a week. The Company's larger independent and chain customers generally provide their own retail support.

The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new grocery store locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; and/or (iii) extended payment terms for initial inventories. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations  and  the  enlargement  and  remodeling  of  existing  stores.  Stores receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of January 2, 1999, the Company's customer financing portfolio had an aggregate balance of approximately $20.5 million. The portfolio consisted of approximately 78 loans with a range of $2,000 to $5.2 million.

Under the Company's insurance program, the Company offers customers the ability to purchase liability, property and crime insurance through a master policy purchased by the Company. Through its technologies division, the Company distributes and supports supermarket scanning equipment which is compatible with the Company's information systems.

Through its new website, EasyGrocer.com, the Company has developed an electronic commerce system with the specific needs of its customers and their retail shoppers in mind. The program, which is being tested during the first quarter of 1999, will allow consumers to place orders directly through their personal computers for delivery to their home or workplace or pickup at the supermarket.

Once on-line, the consumer will be presented with a list of participating stores and will have the entire selection of products offered by that store. Just as in a supermarket, weekly specials can be offered to internet customers. Employees of the store will pick the order and will either deliver to or have it available for pickup by the consumer. Payment will be by means of secure credit card transmission over the internet, with the actual charge being processed at the store level. Electronic mailing of ad flyers and coupons, specifically geared to a particular shopper's buying history, is contemplated. The plan is to give the consumer the same selection and flexibility as in the supermarket, but with added convenience.


Markets and Customers

The Company's principal markets encompass the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the Philadelphia area. The Company also has customers in upstate New York, Connecticut, Pennsylvania and Delaware, and is pursuing expansion into those markets.

The Company's customers include single and multiple store owners consisting of chains and independent retailers which generally do not maintain their own internal distribution operations for one or more of the Company's product lines. Some of the Company's customers are independent food retailers or members of voluntary cooperatives which seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. The Company's customers include food markets operating under some of the following trade names: Superfresh, Waldbaums, Food Emporium and A & P (all divisions of The Great Atlantic & Pacific Tea Co., Inc. "A&P"); Associated Food Stores
("Associated"); Gristedes and Sloans Supermarkets; King Kullen; Kings Super Markets; Quick Chek; Royal Farms; Scaturros; Grande; and Western Beef; as well as the Met(TM), Pioneer(TM), Super Food and Foodtown cooperatives.

The Met(TM) and Pioneer(TM) trade names are owned by the Company, however, the customers using the trade names are independently owned stores. The Company and the customer stores operate as voluntary cooperatives allowing a customer to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by the Company. In order to use the trade names as part of the cooperative arrangement, customers who use these names purchase the majority of their grocery, frozen food and refrigerated inventory requirements from the Company, thereby enhancing the stability of this portion of the Company's customer base. These customers represented approximately 18% and 17% of net sales for the years ended December 27, 1997 and January 2, 1999, respectively.

During the fifty-three weeks ended January 2, 1999, the Company's largest customers, A&P and Associated, accounted for approximately 31% and 17%, respectively, of net sales, and the Company's five largest customers accounted for approximately 64% of net sales. The Company or certain of its principal executive officers have long-standing relationships with most of the principal customers of the Company. The loss of certain of these principal customers or a substantial decrease in the amount of their purchases could be disruptive to the Company's business.

In the fourth quarter of 1998, the Company began servicing members of the Foodtown cooperative. Based on the Foodtown cooperative's prior fiscal year's historical sales, the Company expects incremental annual sales of approximately $200 million to members of the Foodtown cooperative.


Warehousing and Distribution

The Company presently supplies its customers from three warehouse and distribution centers. All three facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. Management believes that the efficiency of its warehouse and distribution centers enables the Company to compete effectively. A warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping, thus minimizing cost while maintaining the highest service level possible.

The Company normally has in-stock approximately 95% of its grocery product line, approximately 97% of its refrigerated product line and approximately 96% of its frozen food product line. Immediate product availability, efficient warehousing techniques and flexible delivery schedules generally make it possible for the Company to ship to customers within 24 to 48 hours of receipt of their orders.

The Company's trucking system consists of 119 tractors (all of which are leased), 300 trailers (of which 273 are leased) and 11 trucks (all of which are leased). On approximately 35% of its deliveries, the Company is able to arrange "backhauls" of products from manufacturers' or other suppliers' distribution facilities located in the markets served by the Company, thereby enabling the Company to reduce its procurement costs. The Company regularly uses independent owner/operators to make deliveries on an "as needed" basis to supplement the use of its own employees and equipment. The Company makes, on average, approximately 1,100 deliveries per weekday to its customers with a combination of its own transportation fleet and that of third parties.

Due to the different storage and distribution requirements of each of the Company's product lines, the Company handles each product line in a separate facility. All of the Company's warehouse and distribution facilities are fully integrated through the Company's computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service.


Purchasing

The Company purchases products for resale to its customers from approximately 1,120 suppliers in the United States and abroad. Brand name products are purchased directly from the manufacturer, through the manufacturer's representatives or through food brokers by buyers in each operating division. White Rose(TM) label and customers' private label products are purchased from producers, manufacturers or packers who are licensed by the Company, in the case of the White Rose(TM) label, or by the owners of the respective private labels . The Company purchases products in large volume and resells them in the smaller quantities required by its customers. Management believes that the Company has the purchasing power to obtain competitive volume discounts from its suppliers. Substantially all categories of products distributed by the Company are available from a variety of manufacturers and suppliers, and the Company is not dependent on any single source of supply for any specific category, however, market conditions dictate that certain nationally prominent brands, available from single suppliers, be available for distribution. Order size and frequency are determined by management based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases. This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.

The Company from time to time buys increased quantities of inventory items when the manufacturer is selling the item at a discount pursuant to a special promotion, an industry practice known as "forward buying." These special promotions are offered by various manufacturers at their sole discretion. The Company earns income from additional margins realized in connection with these promotional purchasing arrangements.


Competition and Trademarks

The wholesale food distribution industry is highly competitive. The Company is one of the largest independent wholesale food distributors to supermarkets in the New York City metropolitan area. The Company's principal competitors in all three product categories, are C & S Wholesale Grocers, Inc., although it currently concentrates its distribution business to larger chains, and Bozzuto's. Krasdale Foods,

Inc. and General Trading Co. ("General Trading") are the Company's main competitor with respect to grocery distribution, General Trading with respect to refrigerated distribution, and Southeast Frozen Foods with respect to frozen food distribution.

The  Company  also  competes  with   cooperatives,   such  as  Key  Food  Stores
Co-operative Inc., which provide distribution and support services to their affiliated independent retailers doing business under trade names licensed to them by the cooperatives. Unlike these competitors, the Company does not require payment of capital contributions to the Company by retailers desiring to use the Met(TM) and Pioneer(TM) names.

Management believes that the principal competitive factors in the Company's business include price, scope of products and services offered, service, strength of private label brand offered, strength of store trademarks offered and store financing support. Management believes that the Company competes effectively by offering a full product line, including its well-recognized, regional White Rose(TM) label, retail support and financing services, its Met(TM) and Pioneer(TM) voluntary cooperative trademarks, flexible delivery schedules, competitive prices and competitive levels of customer services including insurance, coupon- redemption, scanner support, computerized order entry, and its well-positioned and efficient distribution networks.

The Company believes there is significant competitive value in its trademark White Rose(TM) brand, as well as its trademark Met(TM) and Pioneer(TM) names.


Employees

As of February 5, 1999, the Company  employed  1,229  persons,  of whom 748 were
covered  by  collective   bargaining   agreements  with  various   International
Brotherhood of Teamsters locals.

The Company is a party to certain collective bargaining agreements with its warehouse and trucking employees at its refrigerated operation (expiring November 2000), its grocery operation (warehouse expiring October 2002 and trucking expiring May 2000) and its frozen operation (expiring January 2000).

Management believes that the Company's present relations with its work force are satisfactory.

ITEM 2.           PROPERTIES

The Company's three principal warehouse and distribution facilities are set forth below along with its former refrigerated distribution center (currently being used as an auxiliary facility).

In the second quarter of 1998, the Company's new frozen food facility in Carteret, New Jersey, became fully operational.

In 1997, the Company acquired from a third-party landlord, land and a building in Garden City for consideration of $10.6 million, which it previously leased and accounted for as a capital lease. On April 1, 1998, the Company sold that facility to another third-party for $14.5 million and entered into a lease back for a two-year period with an option to extend the lease for an additional 5 year period. This transaction resulted in a gain which was to be amortized over the initial lease period. The Company believed the frozen foods distribution business would be integrated into its other location and this facility would be used for a cold storage operation. Those plans did not materialize which caused the Company to conclude, in the fourth quarter of fiscal 1998, that is made more economic sense to abandon the facility, which is expected to be completed by May 1, 1999. In connection therewith, the Company recorded an expense relating to
(i) the impairment of the long-lived assets based on cash flow analyses, (ii) cash commitments subsequent to date of abandonment, (iii) facilities integration costs, and (iv) exit costs. Those expenses have been recorded net of gain on the sale of the facility.


Location          Use                  Square Footage        Lease Expiration
--------          ---                  --------------        ----------------
Carteret, New     Groceries and other       645,000       2018 (plus two 5-year
Jersey            Non-Perishables                             renewal options)
Woodbridge, New   Refrigerated              200,000       2001 (plus four 5-year
Jersey                                                    renewal options)
Carteret, New     Frozen                    181,000        2018 (plus two 5-year
Jersey                                                    options)
Kearny, New       Auxiliary                  98,000       1999
Jersey

The aggregate operating lease rent paid in connection with the Company's facilities was approximately $6.2 million in fiscal 1998.

The Carteret grocery division distribution facility operates at approximately 90% of its current capacity and the refrigerated division distribution facility operates at 95% of its current capacity (both on a three shift basis), while the frozen foods division distribution facility operates at approximately 90% of its current capacity (on a two shift basis). The increase in current capacity used from the prior year is as a result of sales to the members of the Foodtown cooperative, which the Company began servicing in 1998. Depending on the type of new business introduced (e.g. high turn product that is already slotted in inventory), each warehouse has capacity to grow. Both the grocery facility and frozen facility leases in Carteret contemplate expansion of up to 161,000 sq. ft and 92,000 sq. ft., respectively.

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

The Company has recorded an estimate of its total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $1.1 million as of January 2, 1999. The Company believes the reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that the identification of contamination at its current or former sites or changes in cleanup requirements would not result in significant costs to the Company.

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

Litigation. The Company was named a defendant in an action entitled Twin County Grocers, Inc. and Twinco Services, Inc. v. Food Circus Supermarkets, Inc., et al., filed in the United States Bankruptcy Court for the District of New Jersey on February 26, 1999. The Company is one of 32 defendants named in the action. The action alleges that the Company was a party to a civil conspiracy, breached agreements and tortiously interfered with a contract and prospective economic advance in connection with a potential sale of Twin County's business and seeks unspecified damages. The Company has had a preliminary review of the complaint by its counsel, believes that the allegations against the Company are without merit, and intends to vigorously defend this action.

The Company is not a party to any other litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate material to the business of the Company. Management, after consultation with counsel, does not believe that the outcome of any of its current litigation, either individually or in the aggregate, will have a material adverse effect on the Company.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

There is no established public market for the outstanding common equity of the Company and the majority of its outstanding common equity is owned by Rose Partners, LP.

The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants contained in the Company's senior bank lending arrangement and the indenture governing its publicly held debt. As a result of these restrictive covenants, the Company was not permitted to pay dividends on January 2, 1999.

ITEM 6.           SELECTED FINANCIAL DATA.

          The following table sets forth selected historical data of the Company for the periods indicated and has been prepared by adjusting the consolidated financial statements of the Company as if the merger between the Company and its former parent, White Rose Foods, Inc. ("White Rose"), with the Company as the survivor, had taken place as of January 2, 1994. Since the stockholders of the Company, upon consummation of the Merger are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling of interests accounting. Such data should be read in conjunction with the consolidated financial statements and related notes included herein.

                                                   Year Ended     Year Ended     Year Ended      Year Ended    Year Ended
                                                  December 31,   December 30,   December 28,    December 27,   January 2,
                                                     1994          1995             1996           1997          1999 (c)
                                                -------------------------------------------------------------------------
                                                                            (In thousands)
Income Statement Data:
Total revenue                                     $   936,847    $ 1,023,041    $ 1,050,206    $ 1,071,800    $ 1,196,933
Gross profit(a)                                       101,321        107,505        114,487        112,633        121,939
  Warehouse expense                                    37,945         39,676         41,038         42,453         49,440
  Transportation expense                               21,354         22,759         21,624         22,042         24,719
  Selling, general and administration expenses         19,835         21,877         22,694         21,598         22,760
  Facility integration and abandonment expense          3,986           --             --             --            4,173
  Amortization--excess of cost over
    net assets acquired                                 2,766          2,892          2,892          2,459          2,460
Operating income                                       15,435         20,301         26,239         24,081         18,387
  Interest expense                                     20,370         24,887         23,955         21,890         18,170
  Amortization--deferred financing costs                1,479          1,457          1,138            944            721
  Other (income), net                                  (2,939)        (3,842)        (3,758)        (3,242)        (9,534)(e)
Income (loss) from continuing
  operations before income taxes and
  extraordinary items                                  (3,475)        (2,201)         4,904          4,489          9,030
Income taxes                                               63            105          3,053         (1,241)         4,449
Income (loss) from continuing
   operations and extraordinary items                  (3,538)        (2,306)         1,851          5,730          4,581
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax                    --              510            219         (8,693)          (201)
Net (loss) income                                 $    (3,538)   $    (1,796)   $     2,070    $    (2,963)         4,380

                                                  December 31,   December 30,   December 28,   December 27,    January 2,
                                                     1994           1995           1996            1997          1999 (c)
                                                  ---------------------------------------------------------------------------
                                                                             (In thousands)
Balance Sheet Data:
Total assets                                      $   304,147    $   318,430    $   301,069    $   279,961    $   274,828
Working capital                                         2,746          7,344         12,342         23,365         41,117
Total debt incl capital leases                        197,339        223,543        215,308        196,966        178,127
Total stockholder's equity (deficiency)                 5,050          2,035          4,105    (3,081) (b)         (3,701)(d)

-----------------------

(a)   Gross profit excludes warehouse expense shown separately.

(b) The decrease in stockholders' equity was the result of the $8.7 million extraordinary charge, net of tax, on the extinguishment of debt. See Management's Discussion and Analysis, general. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with an aggregate book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

(c)   Represents a 53 week year.

(d)   Including $5 million stock repurchase in May 1998.

(e) Includes $7.2 million consideration as a result of the Fleming Agreement. See Management's Discussion and Analysis, results of operations.

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


General

On June 20, 1997, the Company completed a refinancing of itself and its former parent, White Rose, intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were (i) the offering of $155 million 10% senior notes due 2007, (ii) the modification of the Company's bank credit facility, (iii) the receipt of $8.9 million from the repayment of a note held by the Company from Rose Partners, LP, which owns 98.5% of the Company, (iv) the consummation of the tender offers and consent solicitations commenced by the Company and White Rose on May 16, 1997 in respect of the Company's 12% Senior Notes due 2003 and White Rose's 12-3/4% Senior Discount Notes due 1998, respectively, (v) the $4.2 million dividend by the Company to White Rose of certain non-cash assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders and (vi) the merger of White Rose with and into the Company with the Company surviving the merger.

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

Results of Operations

Fifty-three weeks ended January 2, 1999 and fifty-two weeks ended December 27, 1997

Net sales for the fifty-three weeks ended January 2, 1999 were $1,189.3 million as compared to $1,065.4 million for the fifty-two weeks ended December 27, 1997. This 11.6% increase primarily reflects increased frozen food sales to a division of A&P which began in August 1997 as well as additional business from new and existing customers. The fifty-third week in 1998 accounted for approximately 19% of the increase in net sales.

Other revenue, consisting of reclamation service fees, storage income, label income, coupon-processing, and other customer related services, increased to $7.6 million for the fifty-three weeks ended January 2, 1999 as compared to $6.4 million in the prior period primarily as a result of emphasizing additional services to our increased customer base.

Gross margin (excluding warehouse expense) decreased to 10.3% of net sales or $121.9 million for the fifty-three weeks ended January 2, 1999 as compared to 10.6% of net sales or $112.6 million for the prior period as a result of a change in mix of both customers and product sold. The Company has, and will continue to, take steps intended to maintain and improve its margins; however, factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures are expected to have an effect on gross margin.

Warehouse expense increased to 4.2% of net sales or $49.4 million for the fifty-three weeks ended January 2, 1999 as compared to 4.0% of net sales or $42.5 million for the prior period primarily (i) as a result of operating two frozen food facilities in Carteret, New Jersey and Garden City, New York, since April 1998 and (ii) the amended grocery facility lease discussed below. Beginning in the third quarter of 1998, after all the frozen distribution business was transitioned to the new Carteret, NJ frozen facility, warehouse expense includes $2.7 million related to the Garden City facility which was being used for outside public storage as well as some secondary self storage. With respect to the grocery facility lease, in November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual rental obligations. The changes in the provisions of that lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased by .1% of sales in the current period.

Transportation expense remained constant at 2.1% of net sales or $24.7 million for the fifty-three weeks ended January 2, 1999 as compared to 2.1% of net sales or $22.0 million in the prior period.

Selling, general and administrative expense decreased to 1.9% of net sales or $22.8 million for the fifty- three weeks ended January 2, 1999 as compared to 2.0% of net sales or $21.6 million in the prior period primarily due to the effect of applying fixed costs to higher revenues.

The Company recorded $4.2 million of facility integration and abandonment expenses related to the shut down of the Garden City facility and the move of its frozen business to Carteret, New Jersey. This expense consisted of (i) $4.1 million related to the impairment of the leasehold improvement at Garden

City, (ii) $2.2 million related to rent and real estate taxes from May 1, 1999, the anticipated closure date of its Garden City facility, through March 2000, the lease termination date, (iii) $600,000 for the removal of certain equipment, and (iv) $400,000 related to rent before the new facility was operable and moving expenses. These expenses were offset by the $3.1 million gain on the sale of the Garden City facility in April 1998. As of January 2, 1999, the balance of the reserve was $2.8 million, all of which is expected to be expended before March 2000.

Other income, net of other expenses, increased to $9.5 million for the fifty-three weeks ended January 2, 1999 from $3.2 million in the prior period. During the current period, the Company entered into an agreement with Fleming
Companies, Inc. ("Fleming Agreement") which called for (i) the Company to receive consideration resulting in a $7.2 million nonrecurring gain from renegotiating a contract to clarify past practices and (ii) a strategic marketing alliance which may generate modest commission income in the future. This increase was offset somewhat by (i) the loss of approximately $369,000 of rental income relating to the Farmingdale facility which was sold in the prior period and (ii) a lower level of interest income as a result of the repayment of the Rose Partner note receivable (repaid in June 1997) which accounted for $502,000 of interest income in the prior period. The Farmingdale facility was sold in August 1997 with the proceeds used to reduce outstanding indebtedness.

Interest expense decreased to $18.2 million for the fifty-three weeks ended January 2, 1999 from $21.9 million for the prior period. The comparative decrease from the 1997 period represents a decline in both the average outstanding level of the Company's funded debt and the average interest rate as a result of the Company's Refinancing on June 20, 1997.

The Company recorded an income tax provision of $4.4 million, resulting in an effective income tax rate of 49% for the fifty-three weeks ended January 2, 1999 as compared to a benefit of $1.2 million in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating losses carryforwards for tax purposes, the Company does not expect to pay federal income tax for 1998 with the exception of an alternative minimum tax.

The Company recorded net income for the fifty-three weeks ended January 2, 1999 of $4.4 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $201,000 as compared to net loss of $3.0 million for the prior period which included an $8.7 million extraordinary loss on the extinguishment of debt.


Fifty-two weeks ended December 27, 1997 and December 28, 1996

Net sales for the fifty-two weeks ended December 27, 1997 were $1,065.4 million as compared to $1,045.2 for the fifty-two weeks ended December 28, 1996. This 1.9% increase primarily reflected increased frozen food sales to a division of A&P and temporary supplemental supply arrangements offset by a $60 million decrease in sales to a customer which terminated its contract for refrigerated division products in the fourth quarter of 1996.

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

Gross margin (excluding warehouse expense) decreased to 10.6% of net sales or $112.6 million for the fifty-two weeks ended December 27, 1997 as compared to 11.0% of net sales or $114.5 million for the prior period as a result of a change in mix of both customers and product sold. The Company took steps intended to maintain and improve its margins; and factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures continued to have an effect on gross margin.

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

Interest  expense  decreased  to $21.9  million  for the  fifty-two  weeks ended
December 27, 1997 from $24.0 million for the prior period. The comparative decrease from the 1996 period represented a decline in both the average outstanding level of the Company's funded debt and the average interest rate as a result of the Company's Refinancing on June 20, 1997.

During the third quarter of fiscal 1997, the Company reversed the valuation allowance related to its deferred tax assets. In the opinion of management, sufficient evidence existed, such as the positive trend in operating performance and the favorable effects of the recently completed refinancing, which indicated that it was more likely than not that the Company would be able to realize its deferred income tax assets. The reversal of the valuation allowance resulted in an income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflected benefits which were attributable to the pre-acquisition period.

For the year ended December 27, 1997, the Company recorded an income tax benefit from continuing operations of $1.2 million (including the $3.9 million benefit) compared to an income tax expense of $3.1 million for the year ended December 28, 1996. The Company's recorded income tax (benefit) provision was higher than the statutory rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net asset acquired; however, due to net operating loss carryforwards for tax purposes, the Company did not expect to pay federal income tax for 1997, with the possible exception of some alternative minimum tax.

The Company recorded a net loss for the fifty-two weeks ended December 27, 1997 of $3.0 million, including an extraordinary loss on the extinguishment of debt, net of tax, of $8.7 million as compared to net income of $2.1 million for the prior period which included a $219,000 extraordinary gain on the extinguishment of debt.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility is scheduled to mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $20.6 million at January 2, 1999 at an average interest rate of 8.04%. Additional borrowing capacity of $64.0 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1999.

During the fifty-three weeks ended January 2, 1999, cash flows provided by operating activities were $11.5 million, consisting primarily of (i) cash generated from income before extraordinary items and non-cash expenses of $16.7 million and (ii) an increase in accounts payable, accrued expenses and other liabilities of $11.7 million which were primarily offset by (i) an increase in net receivable levels of $16.5 million, which included a $5.2 million note from the Foodtown cooperative, and (ii) an increase in inventory of $4.4 million.

Cash flows provided by investing activities during the fifty-three weeks ended January 2, 1999 were approximately $10.7 million; which consisted of $13.7 million of proceeds from the sale of the Garden City facility offset by $3.0 million of capital expenditures, which included the Garden City land purchase of $1.7 million. Net cash used in financing activities was $24.2 million consisting primarily of $19.6 million of debt payments, a $5.0 million capital stock buyback, and net borrowings under the Company's bank credit facility of $1.0 million. The $19.6 million in debt payments included approximately $7.5 million which was utilized to redeem the balance of the Company's 12% senior notes on March 26, 1998. The redemption included a mandatory 4.5% premium ($335,000) which resulted in a $201,000 extraordinary loss net of tax. As a result of this redemption, the Company expects to save approximately $250,000 in interest expense annually given the current difference in interest rates between the notes redeemed and the Company's bank credit facility. The balance of debt payments reflects the repayment of notes related to the Garden City facility and to Fleming Companies, Inc.

Earnings before interest expense, income taxes, depreciation and amortization, non-recurring charges such as extraordinary gains or losses ("EBITDA"), was $38.8 million during the fifty-three weeks ended January 2, 1999 as compared to $36.2 million in the comparable prior year period. This increase in EBITDA reflects $7.3 million as a result of the Fleming Agreement, the $2.6 million negative impact of the change in accounting treatment for the Company's grocery facility lease, and the sale of the Farmingdale property in August 1997 which contributed approximately $1.2 million to the prior year's EBITDA.

The  consolidated  indebtedness  of the Company  decreased to $178.1  million at
January 2, 1999 as compared to $197.0 million at December 27, 1997. Stockholders' deficiency increased to $3.7 million at January 2, 1999 from a deficiency of $3.1 million at December 27, 1997 as a result of the $5 million stock repurchase in May 1998.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of January 2, 1999, the Company was in compliance with its covenants.

The indenture governing the Company's 10% Notes, as well as the agreement governing the bank credit facility, impose various restrictions upon the Company, including, among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, as the Company has demonstrated in the past, with the purchase on the open market of a portion of its 12% Notes, the Company may purchase and retire a portion of its outstanding 10% Notes. In addition, the Company continuously reviews its capital structure, including its funded debt and capital leases, to determine if it can more advantageously finance its operations.

Excluding the Garden City transaction, the Company spent approximately $1.3 million on capital expenditures during the fifty-three weeks ended January 2, 1999, and currently does not expect to spend more than $2.5 million during 1999 on capital expenditures.

The Company expended approximately $727,000 in fiscal 1998 and does not expect to expend more than $1.0 million in fiscal 1999 in connection with the environmental remediation of certain presently owned or divested properties. At January 2, 1999, the Company has reserved $1.1 million for those known environmental liabilities. The Company intends to finance the remediation through internally generated cash flow or borrowings. Management believes that should the Company become liable as a result of any material adverse determination of any legal or governmental proceeding beyond the expected expenditures, it could have an adverse effect on the Company's liquidity position.

Year 2000 Computer Issues

State of readiness

The Company has implemented a Year 2000 compliance program designed to insure that the Company's computer systems and applications will function properly beyond 1999. The program is led by the Company's vice president of information systems and consists of employees from across division lines. The Company believes it has identified all of the systems which need testing, including but not limited to its traditional computer systems as well as those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure such as heating, refrigeration and air conditioning systems, security systems and telephones. The vast majority of testing to determine if a system is Year 2000 compliant is complete. Portions of the remediation phase, such as the billing system, are also complete and currently in use. The remainder of the remediation phase is projected to be completed in the second quarter of fiscal 1999. In some cases, new systems will be purchased and those should also be in place no later than the end of the second quarter of fiscal 1999.

Costs

The total expected cost of the Company's Year 2000 compliance program is projected to be less than $1.25 million, consisting primarily of internal salaries, of which approximately $740,000 has been spent as of January 2, 1999. All costs are expensed as incurred. The Company does expect to use, on a limited basis, some outside programmers in this effort.

Risks

Although the full consequences are unknown, the failure of one of the Company's critical computer systems or the failure of an outside system, such as that of the Federal Reserve or the electric utilities, may result in the interruption of the Company's business which may result in a material adverse effect on the results of operations or financial condition of the Company. With particular respect to inventory purchased for resale from the Company's 1,120 vendors, the Company does not expect that any vendor's or small group of vendors' Year 2000 problem(s) would have a long-term negative effect on the Company since the worst thing that would happen is the Company would not receive any of that vendor's product for resale. The Company doesn't expect any of its competitors would receive that product either, so the Company and the Company's customers would not be at a competitive disadvantage.

With respect to the Company's larger customers, communications are ongoing with respect to their progress in resolving potential Year 2000 problems such as insuring the integrity of the procurement system as well as helping the smaller customers' critical needs such as cash registers and point-of-sale (POS) systems. Despite the relative lack of problems encountered in these discussions with both large and small customers of the Company to date, the Company has no direct confirmation or control of our customers' Year 2000 remediation efforts, and there can be no assurance that system failures, that cause material adverse results to our customers, would not have an adverse effect on the Company.

Contingency Plans

The Company is in the process of developing contingency plans for those areas which might be effected by the Year 2000 problem; however, there can be no assurances that a contingency plan will exist for all situations.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 1998's average outstanding bank debt, a 100 basis point change in interest rates would change interest expense by approximately $173,000. For fixed rate debt such as the Company's $155 million 10% senior notes, interest rate changes effect the fair market value but do not impact earnings or cash flows.

The Company does not presently use financial derivative instruments to manage its interest costs. The Company has no foreign exchange risks.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements...............................   F-1

Independent Auditors' Report.............................................   F-2

Consolidated Balance Sheets as of December 27, 1997 and January 2, 1999..   F-3

Consolidated Statements of Operations for each of the
 three years in the period ended January 2, 1999.........................   F-4

Consolidated Statements of of Changes in Stockholder's
 Equity (Deficiency) for each of the three years in the period
 ended January 2, 1999...................................................   F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended January 2, 1999.....................   F-6

Notes to Consolidated Financial Statements...............................   F-8



ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.


Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                                        MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:


                                Age      Position

Arthur M. Goldberg(2)(3)        57     Chairman of Board of Directors, President
                                       and Chief Executive Officer

Richard B. Neff(3)              50     Executive Vice President, Chief Financial
                                       Officer and Director

Stephen R. Bokser               56     Executive Vice President, President of
                                       White Rose Food Division of Di Giorgio
                                       and Director

Jerold E. Glassman(3)           63     Director

Emil W. Solimine(2)             54     Director

Charles C. Carella(1)           65     Director

Jane Scaccetti Fumo(1)          44     Director

Joseph R. DeSimone              59     Senior Vice President Distribution

Robert A. Zorn                  44     Senior Vice President and Treasurer

Lawrence S. Grossman            37     Vice President and Corporate Controller

-----------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Executive Committee

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

Mr. Goldberg has been Chairman of the Board, President and Chief Executive Officer of Di Giorgio since 1990. Mr. Goldberg is Director, President and Chief Executive Officer of Park Place Entertainment Corp., since January 1999. Prior there to, he was a Director and Executive Vice President and President -- Gaming Operations, Hilton Hotels Corporation, since December 1996. He was President, Chairman and Chief Executive Officer and a director of Bally Entertainment Corporation from October 1990 to December 1996. He is also Managing Partner, Arveron Investments, LP, since 1986. Mr. Goldberg is also a director of Bally Total Fitness Holding Corporation, Bally's Grand, Inc., and First Union Corporation. Mr. Goldberg, in his capacity as the sole general partner of Rose Partners, L.P., controls the voting and investment of 98.5% of the outstanding common stock of the Company.

Mr. Neff has been Executive Vice President, Chief Financial Officer and Director of Di Giorgio since 1990. He is also a Director of Ryan Beck & Co., an investment banking concern.

Mr. Glassman has been a Director of Di Giorgio since 1990. Since prior to 1990, Mr. Glassman has been a Partner of Grotta, Glassman & Hoffman, a law firm which has its primary office in Roseland, New Jersey.

Mr. Bokser has been Executive Vice President and Director of Di Giorgio since February 1990. In addition, Mr. Bokser has served as President of the White Rose Foods Division of Di Giorgio since prior to 1991. Mr. Bokser has also served as a director of Western Beef, Inc. since 1993.

Mr. Solimine has been a Director of Di Giorgio since 1990. He also is the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1991. Mr. Solimine has served as a director of Strober Organization, Inc., a building material distributor, since prior to 1991.

Mr. Carella became a Director of Di Giorgio in 1995. Since prior to 1991, Mr. Carella has been a Partner of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a law firm which has its primary office in Roseland, New Jersey. Since 1983, he has served on the Board of Administrations of Archdiocese of Newark.

Mrs. Fumo became a Director of Di Giorgio in 1996. Mrs. Fumo has been a shareholder for the past nine years of Drucker & Scaccetti, P.C., a firm specializing in accounting and business advisory services. She is also a Director for Nutrition Management Services Company and Pennsylvania Savings Bank.

Mr. DeSimone has been Senior Vice President of Distribution since January 1995. From 1990 through January 1995, he was Vice President of Warehousing and Distribution.

Mr. Zorn has been Senior Vice President and Treasurer of Di Giorgio since 1992. He served as a Vice President of Bankers Trust Company, New York, New York prior to 1992.

Mr. Grossman has been employed by Di Giorgio since 1990. He has served as Vice President of Di Giorgio since January 1994 and Corporate Controller since February 1992. Mr. Grossman is a certified public accountant.

ITEM 11.          EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued to the Chief Executive Officer and each of the four most highly compensated executive officers of Di Giorgio whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended January 2, 1999.

                                                                    Other Annual  All Other
Name and Principal Position           Year     Salary      Bonus    Compensation Compensation
---------------------------           ----    --------    -------   ------------ ------------
                                                                        (1)
Arthur M. Goldberg,                   1998    $400,000      --           --          --
  Chairman of the Board, President    1997    $400,000      --           --          --
  and Chief Executive Officer         1996    $400,000      --           --          --

Richard B. Neff,                      1998    $325,000   $475,000        --       $2,400(2)
  Executive Vice President            1997    $275,923   $261,000        --       $2,400(2)
  and Chief Financial Officer         1996    $260,900   $145,000        --       $2,250(2)

Stephen R. Bokser,                    1998    $325,000   $300,000        --       $2,400(2)
  Executive Vice President            1997    $313,000   $250,000        --       $2,400(2)
   and President of White Rose        1996    $288,600   $145,000        --       $2,250(2)
   Division

Robert A. Zorn,                       1998    $220,600    $30,000        --       $2,400(2)
  Senior Vice President and           1997    $210,600    $32,500        --       $2,400(2)
  Treasurer                           1996    $200,600    $20,000        --       $2,250(2)

Joseph R. DeSimone                    1998    $171,800    $26,000        --       $2,400(2)
  Senior Vice President               1997    $163,300    $25,000        --       $2,400(2)
  Warehousing and Distribution        1996    $155,300    $20,000        --       $2,250(2)

(1) Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 1996, 1997, and 1998 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

(2) Represents contributions made by the Company pursuant to the Company's Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

Employment Agreements

The Company is a party to an Agreement with Mr. Neff which runs through October 31, 2000. Currently, Mr. Neff is entitled to receive an annual salary of $325,000 pursuant to the Agreement ("Salary"). In addition, Mr. Neff will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement ("Recognition Event") and determined pursuant to a formula. In the event of death or disability, Mr. Neff or his estate, will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation. If Mr. Neff's employment is terminated by the Company other than for cause, Mr. Neff will be entitled to receive the Salary through the end of the Agreement. If Mr. Neff's employment is terminated by the Company for cause, Mr. Neff will be entitled to receive Salary prorated through the end of the week.

The Company is a party to an Agreement with Mr. Bokser which runs through June 30, 2000. Currently, Mr. Bokser is entitled to receive an annual salary of $325,000 pursuant to the Agreement ("Salary"). In addition, Mr. Bokser will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement ("Recognition Event") and determined pursuant to a formula. In the event of death or disability, Mr. Bokser or his estate, will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation. If Mr. Bokser's employment is terminated by the Company other than for cause, Mr. Bokser will be entitled to receive the Salary through the end of the Agreement. If Mr. Bokser's employment is terminated by the Company for cause, Mr. Bokser will be entitled to receive Salary prorated through the end of the week.

The Company is a party to an agreement with Mr. Zorn which provides for employment through March 10, 1999. The agreement will remain in effect subject to six months notice given by either party to terminate. Currently, Mr. Zorn is entitled to receive an annual salary of $220,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at the sole discretion of the Company. Mr. Zorn may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Zorn's employment with the Company; or
(ii) certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

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

A participant earns a nonforfeitable (i.e., vested) right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan is as follows:
Mr. Goldberg, $25,321; Mr. Neff, $23,241; Mr. Bokser $90,296; Mr. Zorn, $12,870;
Mr. De Simone, $16,661.


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

Loans are generally available up to 50% of a participant's balance and repayable over five years, with the exception of a primary house purchase which is repayable over ten years. Interest is targeted at prime plus 1%.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 2, 1999, the Compensation Committee consisted of Arthur M. Goldberg and Emil W. Solimine. Mr. Goldberg currently serves as Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Solimine currently serves as a Director of the Company.

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


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bokser is a director of Western Beef, Inc. In fiscal 1998, the Company sold various food products to Western Beef, Inc. in the amount of $48.7 million.

The Company employs Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, a director of the Company, is a partner, for legal services on an on-going basis. The Company paid approximately $110,000 to the firm for fiscal 1998.

The Company employs Emar Group, Inc. ("Emar Group"), a risk management and insurance brokerage company controlled by Emil W. Solimine, a director of the Company, for risk management and insurance brokerage services. The Company paid Emar Group approximately $150,000 for fiscal 1998 for such services.

In fiscal 1998, the Company recorded income of $71,000 from Hilton Hotel Corporation and subsidiaries, a company in which Mr. Goldberg served as Executive Vice President - President Gaming Operations, in connection with the sharing of its office facilities and sundry other expenses.

The Company believes that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

a.    Documents filed as part of this report.

      1.    Financial Statements

            Independent Auditors' Report................................... F-2

            Consolidated Balance Sheets as of December 27, 1997
            and January 2, 1999............................................ F-3

            Consolidated Statements of Operations for each of the
            three years in the period ended January 2, 1999................ F-4

            Consolidated Statements of Changes in Stockholder's
            Equity (Deficiency) for each of the three years in the period ended January 2, 1999.......................................... F-5

            Consolidated Statements of Cash Flows for each of
            the three years in the period ended January 2, 1999............ F-6

            Notes to Consolidated Financial Statements..................... F-8

      2.    Financial Statement Schedule

            Schedule II--Valuation and Qualifying Accounts................. S-1

      3.    Exhibits

            A.    Exhibits

            Exhibit No.                Exhibit

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

            4.1(15) - Indenture between Di Giorgio Corporation and The Bank of New York, as Trustee, including the form of Note, dated as of June 20, 1997.

            4.3(3) - Indenture, dated February 2, 1993 under which Di Giorgio's Senior Notes due 2003 are issued.

            4.4(15) - Supplemental Indenture, dated June 9, 1997 between Di Giorgio Corporation and The Bank of New York, as Trustee.

            4.5(3) - Di Giorgio 12% Senior Note Certificate Specimen, dated as of February 1, 1993.

            10.1(3) - Credit Agreement dated as of February 10, 1993 among the Di Giorgio Corporation, various financial institutions, BT Commercial Corporation, as agent, and Bankers Trust Company as Issuing Bank

            10.2(5) - Sublease Agreement between MF Corp. (sublandlord) and PC Richard & Son Long Island Corporation (subtenant), dated July 27, 1993, relating to facilities located in Farmingdale, New York

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

            10.48(19)   - Amendment No. 11, dated as of March 25, 1998 to Credit
                        Agreement dated as of February 10, 1993 among Di Giorgio
                        Corporation, as Borrower, the financial institutions parties thereto as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company, as Issuing Bank.

            10.49(20)   - Amendment  No. 12, dated as of March 1, 1999 to Credit
                        Agreement dated as of February 10, 1993 among Di Giorgio
                        Corporation, as Borrower, the financial institutions parties thereto as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company, as Issuing Bank.

            12.1(15) - Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

            21(20)      - Subsidiaries of the Registrant


------------------------------------------
+     Compensation plans and arrangements of executives and others.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-53886) filed with the Commission on October 28, 1992

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

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (File 1-1790).

(18) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 27, 1997 (File 1-1790).

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 (File 1-1790).

(20)  Filed herewith.


b.    Reports on Form 8-K

      The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                       SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 1999.

                                      DI GIORGIO CORPORATION



                                      By: /s/ Arthur M. Goldberg
                                           Arthur M. Goldberg, Chairman,
                                           President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                     Date

 /s/ Arthur M. Goldberg      Chairman, President and Chief         March 8, 1999
---------------------------  Executive Officer (Principal
Arthur M. Goldberg           Executive Officer)

 /s/ Jerold E. Glassman      Director                              March 8, 1999
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine        Director                              March 8, 1999
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella      Director                              March 8, 1999
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti Fumo     Director                              March 8, 1999
---------------------------
Jane Scaccetti Fumo

 /s/ Richard B. Neff         Executive Vice President and          March 8, 1999
---------------------------  Chief Financial Officer (Principal
Richard B. Neff              Financial and Accounting
                             Officer); Director

 /s/ Stephen R. Bokser       Executive Vice President and          March 8, 1999
---------------------------  Director
Stephen R. Bokser

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS                         F-2

FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS
   IN THE PERIOD ENDED JANUARY 2, 1999

   Consolidated Balance Sheets                                               F-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity (Deficiency)              F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di Giorgio Corporation and subsidiaries
Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and subsidiaries (the "Company") as of January 2, 1999 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 2, 1999 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


/s/ Deloitte & Touche LLP [GRAPHIC OMITTED]

Parsippany, New Jersey

February 19, 1999

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 27, 1997 AND JANUARY 2, 1999
(in thousands, except share data)
--------------------------------------------------------------------------------

                                                                      December 27,   January 2,
ASSETS                                                                    1997          1999
CURRENT ASSETS:
  Cash and cash equivalents                                            $   2,426    $     459
  Accounts and notes receivable - Net                                     71,715       83,012
  Inventories                                                             56,121       60,482
  Deferred income taxes                                                    5,118       11,283
  Prepaid expenses                                                         3,116        3,055
                                                                           -----        -----
           Total current assets                                          138,496      158,291

PROPERTY, PLANT AND EQUIPMENT - Net                                       22,144        8,333

NOTES RECEIVABLE                                                           7,428       11,844

DEFERRED INCOME TAXES                                                     12,266        2,063

DEFERRED FINANCING COSTS                                                   5,657        4,935

OTHER ASSETS                                                              15,341       13,192

EXCESS OF COST OVER NET ASSETS ACQUIRED - Net                             78,629       76,170
                                                                          ------       ------
TOTAL ASSETS                                                           $ 279,961    $ 274,828
                                                                       =========    =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Revolving credit facility                                            $  19,669    $  20,628
  Current installment - long-term debt and capital lease liability        15,465          211
  Accounts payable - trade                                                58,899       71,616
  Accrued expenses                                                        21,098       24,719
                                                                          ------       ------
           Total current liabilities                                     115,131      117,174

LONG-TERM DEBT                                                           159,333      155,000

CAPITAL LEASE LIABILITY                                                    2,499        2,288

OTHER LONG-TERM LIABILITIES                                                6,079        4,067

STOCKHOLDERS' DEFICIENCY:
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 101.622 and 78.116 shares, respectively        --           --
  Common stock, Class B, $.01 par value - authorized, 1,000 shares;
    issued and outstanding, 100.000 and 76.869 shares, respectively         --           --
  Additional paid-in capital                                              13,002        8,002
  Accumulated deficit                                                    (16,083)     (11,703)
                                                                         -------      -------
            Total stockholders' deficiency                                (3,081)      (3,701)
                                                                          ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $ 279,961    $ 274,828
                                                                       =========    =========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 2, 1999
(in thousands)
--------------------------------------------------------------------------------

                                                      December 28,   December 27,     January 2,
                                                          1996           1997            1999
REVENUE:
  Net sales                                            $ 1,045,161    $ 1,065,381    $ 1,189,296
  Other revenue                                              5,045          6,419          7,637
                                                             -----          -----          -----
           Total revenue                                 1,050,206      1,071,800      1,196,933
COST OF PRODUCTS SOLD                                      935,719        959,167      1,074,994
                                                           -------        -------      ---------
           Gross profit - exclusive of warehouse
             expense shown separately below                114,487        112,633        121,939
OPERATING EXPENSES:
  Warehouse expense                                         41,038         42,453         49,440
  Transportation expense                                    21,624         22,042         24,719
  Selling, general and administrative expenses              22,694         21,598         22,760
  Facility integration and abandonment expense                --             --            4,173
  Amortization - excess of cost over net assets
     acquired                                                2,892          2,459          2,460
                                                             -----          -----          -----
OPERATING INCOME                                            26,239         24,081         18,387

INTEREST EXPENSE                                            23,955         21,890         18,170

AMORTIZATION - Deferred financing costs                      1,138            944            721

OTHER INCOME - Net                                          (3,758)        (3,242)        (9,534)
                                                            ------         ------         ------
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                   4,904          4,489          9,030

PROVISION (BENEFIT) FOR INCOME TAXES                         3,053         (1,241)         4,449
                                                            ------         ------         ------
INCOME BEFORE EXTRAORDINARY
    ITEM                                                     1,851          5,730          4,581

EXTRAORDINARY ITEM:
  Gain (loss) on extinguishment of debt - net of tax           219         (8,693)          (201)
                                                               ---         ------           ----
NET INCOME (LOSS)                                      $     2,070    $    (2,963)   $     4,380
                                                       ===========    ===========    ===========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 2, 1999
(in thousands, except share data)
--------------------------------------------------------------------------------

                                 Class A                 Class B            Additional
                               Common Stock            Common Stock           Paid-in    Accumulated
                            Shares       Amount     Shares       Amount       Capital     Deficit        Total
BALANCES,
  DECEMBER 30, 1995         101.622       $-        100.000        $-        $17,225     $(15,190)      $2,035

  Net income                     -         -              -         -              -        2,070        2,070
                            -------       ---       -------        ---       -------     --------       ------
BALANCES,
  DECEMBER 28, 1996         101.622        -        100.000         -         17,225      (13,120)       4,105

  Net loss                        -        -              -         -              -       (2,963)      (2,963)

  Dividend to
    stockholders                 -         -              -         -         (4,223)          -        (4,223)
                            -------       ---       -------        ---       -------     --------       ------
BALANCES,
  DECEMBER 27, 1997         101.622        -        100.000         -         13,002      (16,083)      (3,081)

  Net income                      -        -              -         -              -        4,380        4,380

  Stock repurchase          (23.506)       -        (23.131)        -         (5,000)          -        (5,000)
                            -------       ---       -------        ---       -------     --------       ------
BALANCES,
  JANUARY  2, 1999           78.116       $-         76.869        $-         $8,002     $(11,703)     $(3,701)
                             ======        =         ======         =         ======     ========      =======


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 2, 1999
(in thousands)
--------------------------------------------------------------------------------

                                                              December 28,  December 27,  January 2,
                                                                  1996          1997        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   2,070    $  (2,963)   $   4,380
  Adjustments to reconcile net income (loss) to net
    cash provided by operations:
    Extraordinary (gain) loss on extinguishment of
      debt - net of tax                                            (219)       8,693          201
    Depreciation and amortization                                 4,488        4,544        2,488
    Amortization of deferred financing costs                      1,138          944          721
    Amortization of excess of cost over net assets acquired       2,892        2,459        2,460
    Other amortization                                              527        1,840        2,188
    Provision for doubtful accounts                               1,850        1,300          825
    Increase in prepaid pension cost                               (461)        (667)        (297)
    Non-cash interest - net                                       4,909        3,010         --
    Deferred taxes                                                 --         (1,241)       4,155
    Income tax benefit offset against excess of cost
      over net assets acquired                                    3,008         --           --
    Gain on reclassification of capitalized lease - net            --         (2,838)
    Impairment loss on leasehold improvements                      --          2,698        4,047
    Facility integration reserve                                   --           --          2,813
    Gain on sale of Garden City facility                           --           --         (3,115)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts and notes receivable                             7,464      (11,465)     (12,122)
        Inventories                                               2,768       (6,558)      (4,361)
        Prepaid expenses                                           (169)         660       (6,104)
        Other assets                                                661       (5,103)       5,896
        Long-term receivables                                    (3,666)        (804)      (4,416)
      Increase (decrease) in:
        Accounts payable                                         (8,946)       9,431       12,717
        Accrued expenses and other liabilities                   (2,250)      (3,932)      (1,000)
                                                                 ------       ------       ------
           Net cash provided by operating activities             16,064            8       11,476
                                                                 ------            -       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                     (1,004)      (3,829)      (2,990)
  Proceeds from Farmingdale sale                                   --         12,432         --
  Net proceeds from Garden City facility sale                      --           --         13,721
                                                                 ------       ------       ------
              Net cash (used in) provided by
                investing activities                             (1,004)       8,603       10,731
                                                                 ------        -----       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility - net                                        (5,584)      (7,050)         959
  New note offering                                                --        155,000         --
  Premiums on completed tender offers                              --        (10,829)        (335)
  Finance fees paid                                                --         (6,017)        --
  Repayments of debt                                             (5,942)    (145,295)     (19,603)
  Stock repurchase                                                 --           --         (5,000)
  Collection of Rose Partners note receivable                      --          8,917         --
  Dividend to stockholders                                         --            (61)        --
  Repayments of capital lease obligations                        (2,232)      (2,547)        (195)
  Premiums on mortgage payoff                                      --            (52)        --
                                                                 ------       ------       ------
           Net cash used in financing activities                (13,758)      (7,934)     (24,174)
                                                                -------       ------      -------

See notes to consolidated financial statements.
                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 2, 1999
(in thousands)
--------------------------------------------------------------------------------

                                                              December 28,  December 27,  January 2,
                                                                 1996           1997        1999
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            $   1,302    $     677    $  (1,967)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 447        1,749        2,426
                                                                    ---        -----        -----
 CASH AND CASH EQUIVALENTS,  END OF YEAR                      $   1,749    $   2,426    $     459
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                  $  18,569    $  25,285    $  18,322
                                                              =========    =========    =========
    Income taxes                                              $      73    $     195    $     107
                                                              =========    =========    =========

SUPPLEMENTAL SCHEDULE OF
  NON-CASH INVESTING ACTIVITIES:
  Reduction of fixed assets                                   $    --      $  25,422    $    --
                                                              =========    =========    =========
  Acquisition of building with issuance of
    note payable                                              $    --      $   7,200    $    --
                                                              =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
  Elimination of capital lease obligations                    $    --      $  28,660    $    --
                                                              =========    =========    =========

  Issuance of note payable in connection with
    acquisition of building                                   $    --      $   7,200    $    --
                                                              =========    =========    =========

NON-CASH DIVIDEND OF NOTES
  RECEIVABLE AND LAND HELD FOR SALE                           $    --      $   4,162    $    --
                                                              =========    =========    =========

REDUCTION OF GOODWILL FOR REVERSAL
  OF VALUATION ALLOWANCE ON
  DEFERRED TAX ASSET                                          $    --      $  11,479    $    --
                                                              =========    =========    =========


See notes to consolidated financial statements.
                                                                     (Concluded)

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 2, 1999
--------------------------------------------------------------------------------


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Di Giorgio Corporation and Subsidiaries (the "Company") is a wholesale food distributor serving both independent retailers and supermarket chains principally in the New York City metropolitan area including Long Island, New Jersey and to a lesser extent, the Philadelphia area. The Company distributes three primary supermarket product categories: grocery, frozen and refrigerated.

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

      On June 20, 1997, the Company and White Rose consummated a merger in which White Rose was merged with and into the Company, with the Company as the survivor. Since the stockholders of the Company were identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and was accounted for at historical cost in a manner similar to pooling-of-interests accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations for the combined entity for all periods.

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

      Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt.

      Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash   Equivalents  -  Cash  equivalents  are  investments  with  original maturities of three months or less from the date of purchase.

      Revenue recognition - The Company recognizes revenue upon shipment of goods to the customer.

      Fiscal Year - The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements for the period ended January 2, 1999 are comprised of 53 weeks.

      Reclassifications  - Certain  reclassifications  were made to prior years'
      consolidated   financial   statements  to  conform  to  the  current  year
      presentation.

      New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
      (SFAS) No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. There are no components of other comprehensive income for the Company except for reported net income.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company believes it qualifies for the aggregation rules of the Statement and therefore operates in one reportable segment.

      In February, 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997. The disclosures herein are reflective of the adoption of this statement.

      In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133.

2.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following:

                                                         December 27, January 2,
                                                             1997         1999
                                                              (in thousands)

      Accounts receivable                                 $ 57,263     $ 66,088
      Notes receivable                                       8,627        8,657
      Other receivables                                     10,028       12,544
      Less allowance for doubtful accounts                  (4,203)      (4,277)
                                                          --------     --------
                                                          $ 71,715     $ 83,012
                                                          ========     ========


3.    PROPERTY, PLANT AND EQUIPMENT

      Property and equipment consist of the following:

                                           Estimated
                                          Useful Life   December 27,  January 2,
                                            in Years       1997         1999
                                                               (in thousands)

      Land                                      -            $ 900        $ 900
      Buildings and improvements                10          19,322        2,810
      Machinery and equipment                  3-10         10,826       11,455
      Less accumulated depreciation                        (12,674)      (9,544)
                                                           -------       ------
                                                            18,374        5,621
                                                            ------        -----
      Capital leases:
        Building and improvements                            4,419        3,117
        Equipment                                              370          370
        Less accumulated amortization                       (1,019)        (775)
                                                            ------         ----
                                                             3,770        2,712
                                                             -----        -----
                                                          $ 22,144      $ 8,333
                                                          ========      =======

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

      Frozen Facility - In 1997, the Company acquired from a third-party landlord, land and a building in Garden City for consideration of $10.6 million, which it previously leased and accounted for as a capital lease. On April 1, 1998, the Company sold that facility to another third-party for $14.5 million and entered into a lease back for a two-year period with an option to extend the lease for an additional 5 year period. This transaction resulted in a gain, which was to be amortized over the initial lease period. The Company believed the frozen foods distribution business would be integrated into its other location and this facility would be used for a cold storage operation. Those plans did not materialize, which caused the Company to conclude, in the fourth quarter of fiscal 1998, that it made more economic sense to abandon the facility, which is expected to be completed by May 1, 1999. In connection therewith, the Company recorded an expense of approximately $4.2 million as follows (i) $4.1 million relating to the impairment of the long-lived assets based on cash flow analyses, (ii) $2.2 million of cash commitments subsequent to date of abandonment, (iii) $400,000 of facilities integration costs, and (iv) $600,000 of exit costs. Those expenses have been recorded net of the $3.1 million gain on the sale of the facility. At January 2, 1999, the balance of the facility integration reserve was $2.8 million, all of which is expected to be expended prior to March 2000.

4.    EXCESS OF COST OVER NET ASSETS ACQUIRED

      Di Giorgio Acquisition - The Company was acquired by the current stockholders on February 9, 1990. The acquisition was accounted for as a purchase and the cost of the Company's stock, together with the related acquisition fees and expenses was allocated to the assets acquired and liabilities assumed based on fair values. As of December 27, 1997 and January 2, 1999, accumulated amortization of excess costs over net assets acquired was approximately $20.4 million and $22.6 million, respectively.

      Royal Acquisition - In June 1994, the Company acquired substantially all of the operating properties, assets and business of the dairy and deli distribution business. The acquisition was accounted for as a purchase and the cost was allocated to the assets acquired and liabilities assumed based on fair values. As of December 27, 1997 and January 2, 1999, accumulated amortization of excess costs over net assets acquired was approximately $978,000 and $1,254,000, respectively.

5.    FARMINGDALE WAREHOUSE FACILITY

      In August 1997, the Company completed the sale of an option it held on its Farmingdale facility. The Company realized net cash proceeds of approximately $7.3 million after the repayment of the mortgage in the amount of approximately $5.2 million. The Company recognized a $40,000 gain (before a noncash write off of deferred expenses in the amount of approximately $400,000) in the statement of operations for the year ended December 27, 1997 on the transaction.

      Included in other income for the two years ended December 27, 1997 is net rental income of approximately $1 million and $192,000, respectively, related to the facility.

6.    FINANCING

      On June 20, 1997, the Company completed a refinancing (the "Refinancing") intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were: (i) the offering of $155 million 10% senior notes due 2007, (ii) the modification of the Company's bank credit facility, (iii) the receipt of an $8.9 million payment for the extinguishment of a note held by the Company from Rose Partners, LP ("Rose Partners"), which owns 98.53% of the Company (Note 16), (iv) the consummation of the tender offers and consent solicitations commenced by the Company and White Rose, and together with the "Tender Offers" on May 16, 1997 in respect of the Company's 12% senior notes due 2003 and White Rose's 12-3/4% senior discount notes due 1998, respectively, (v) the $4.2 million dividend by the Company to White Rose of certain assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders (Note 12) and (vi) the merger (Note 1).

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

      Debt consists of the following:

                                            Interest Rate
                                           at January 2, December 27, January 2,
                                              1999         1997          1999
                                                              (in thousands)

      Revolving credit facility (b)              8.04 %   $ 19,669      $ 20,628
                                                          ========      ========

      Current portion of long-term debt:
        12% senior notes, subsequently satisfied          $  7,450       $   --
        Note payable, subsequently satisfied                   620           --
        Note payable, subsequently satisfied                 7,200           --
                                                             -----        -----

                                                          $ 15,270       $   --
                                                          ========       =======
      Long-term debt:
        10% senior notes (a)                    10.00 %   $155,000      $155,000
        Note payable, subsequently satisfied                 4,333            --
                                                             -----       -------
                                                          $159,333      $155,000
                                                          ========      ========

      (a) 10% Senior Notes - The senior notes were issued under an Indenture dated as of June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $155 million principal amount maturing on June 15, 2007. The notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, commencing December 15, 1997.

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

            Payments of principal and interest on the notes are subordinate to the Company's secured obligations, including borrowings under the revolving credit facility, capital lease obligations (Notes 6b and 11) and other existing and future senior indebtedness of the Company.

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

      (b) Revolving Credit Facility - As of February 1, 1997, borrowings under the $90 million credit facility bore interest at the rate of bank prime plus .75% or the adjusted Eurodollar rate plus 2.25%. The facility is scheduled to mature on June 30, 2000.

            Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible amount of receivable and 60% of eligible inventory. After the Refinancing, the allowable advance against eligible inventory increased to 70% and subsequently declines to 60% at the rate of 1% each quarter commencing on October 1, 1997. As of January 2, 1999, the Company had an additional $64.0 million of borrowing base availability.

            The borrowings under the revolving credit facility are secured by the Company's inventory and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to net worth, interest coverage and capital expenditures. The facility also prohibits the payment of dividends. The Company was in compliance with the covenants as of January 2, 1999.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The  carrying   amounts  and  fair  values  of  the  Company's   financial
      instruments are as follows:

                                        December 27, 1997        January 2, 1999
                                       Carrying     Fair     Carrying    Fair
                                        Amount      Value     Amount     Value
                                                     (in thousands)
      Debt (Note 6):
        Revolving credit facility      $ 19,669   $ 19,669   $ 20,628   $ 20,628
        Note payable                      7,200      7,200       --         --
        10% senior notes                155,000    152,288    155,000    141,050
        12% senior notes                  7,450      7,897       --         --
        Other notes payable               4,953      4,953       --         --
      Accounts and notes receivable -
        current (Note 2)                 71,715     71,715     83,012     83,012
      Notes receivable - long-term        7,428      7,428     11,844     11,844

      The fair value of the 10% senior notes as of January 2, 1999 and December 27, 1997 are based on trade prices of 91.00 and 98.25, respectively, representing yields of 11.7% (as of January 2, 1999) and 10.29% (as of December 27, 1997), respectively. The fair value of the 12% senior notes as of December 27, 1997 is based on the trade price of 106.00 representing a yield of 10.45% (as of December 27, 1997). Based on the borrowing rate currently available to the Company, the revolving credit facility is considered to be equivalent to its fair value. The fair value of the note payable at December 27, 1997 was assumed to reasonably approximate its carrying amount since it was recently issued (as of December 27, 1997) and was short-term in nature. The fair values of other notes payable at December 27, 1997 were assumed to reasonably approximate their carrying amounts since they had variable interest rates.

      The book value of the current and long-term accounts and notes receivable is equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                   December 27,       January 2,
                                                      1997              1999
                                                             (in thousands)

      Legal and environmental                          $ 1,176           $ 1,556
      Interest                                           1,018               866
      Employee benefits                                  6,354             7,479
      Due to vendors/customers                           4,286             4,997
      Other                                              8,264             9,821
                                                         -----             -----
                                                      $ 21,098          $ 24,719
                                                      ========          ========

9.    RETIREMENT

      a. Pension Plans - The Company maintains a noncontributory defined benefit pension plan covering substantially all of its noncollective bargaining employees. The Company makes annual contributions to the plans in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Company's pension plan are invested in Treasury notes, U.S. Government agency bonds, and temporary investments.

            In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosures, and requires additional information on the changes in the benefit obligations and fair value of plan assets.

      The following table provides information for the Pension Plan:

                                                      December 27,    January 2,
                                                         1997           1999
                                                            (in thousands)

      Change in benefit obligation:
        Benefit obligation at beginning of year         $ 46,977       $ 47,906
        Service cost                                         598            668
        Interest cost                                      3,334          3,374
        Actuarial loss                                       378          1,648
        Benefits paid                                     (3,381)        (3,481)
                                                          ------         ------
      Benefit obligation at end of year                 $ 47,906       $ 50,115
                                                        ========       ========

                                                      December 27,    January 2,
                                                         1997           1999
                                                            (in thousands)

      Change in plan assets:
        Fair value of plan assets at beginning of year     $ 50,213    $ 51,189
        Actual return on plan assets                          4,357       3,459
        Benefit payments                                     (3,381)     (3,481)
                                                             ------      ------
      Fair value of plan assets at end of year             $ 51,189    $ 51,167
                                                           ========    ========

      Funded status (fair value of plan assets less benefit
        obligation):                                       $  3,283    $  1,052
        Unrecognized net actuarial gain                       5,477       8,088
        Unrecognized prior service cost                         151         137
                                                                ---         ---
      Prepaid benefit cost                                 $  8,911    $  9,277
                                                           ========    ========

      Net pension cost includes the following components:

                                            December 28, December 27, January 2,
                                                1996         1997         1999
                                                         (in thousands)

      Service cost                                $   585    $   598    $   668
      Interest cost                                 3,350      3,334      3,374
      Expected return on plan assets               (4,433)    (4,438)    (4,467)
      Amortization of prior service cost               14         14         14
      Recognized actuarial loss                      --         --           44
                                                  -------    -------    -------
                                                  $  (484)   $  (492)   $  (367)
                                                  =======    =======    =======

      For the fiscal years ended January 2, 1999, December 27, 1997, and December 26, 1996, the following actuarial assumptions were used:

                                            December 26, December 27, January 2,
                                              1996         1997         1999

      Weighted average discount rate              7.50 %      7.25 %      7.00 %
      Rate of increase in future
        compensation levels                       6.00        6.00        6.00
      Expected long-term rate of
        return on plan assets                     9.00        9.00        9.00


      The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in operations was as follows:


      Year Ended                                                  (in thousands)

      December 28, 1996                                                 $1,082
      December 27, 1997                                                  1,030
      January 2, 1999                                                    1,012

      b. Savings Plan - The Company maintains a defined contribution 401(k) savings plan. Employees of the Company who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the plan after completing one year of employment.

            Eligible employees may elect to contribute on a tax deferred basis from 1% to 15% of their total compensation (as defined in the savings plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution equal to a designated percentage of a participant's basic contribution (which all may be subject to certain statutory limitations). Company contributions to the plan are summarized below:

      Year Ended                                                  (in thousands)

      December 28, 1996                                               $171
      December 27, 1997                                                193
      January 2, 1999                                                  197

10.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                 December 27,    January 2,
                                                    1997             1999
                                                        (in thousands)

      Employee benefits                             $2,269          $1,889
      Legal                                          2,575           1,642
      Environmental                                  1,235             536
                                                    ------          ------
                                                    $6,079          $4,067
                                                    ======          ======

11.   COMMITMENTS AND CONTINGENCIES

      Legal proceedings - Various suits and claims arising in the ordinary course of business are pending against the Company and its subsidiaries. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially effect the Company's financial position, cash flows or results of operations.

      The Company has been named in various claims and litigation relating to potential environmental problems. In the opinion of management after consultation with Counsel, these claims are either without merit, covered by insurance, adequately provided for, or not expected to result in any material loss to the Company.

      Leases - The Company conducts certain of its operations from leased warehouse facilities and leases transportation and warehouse equipment. In addition to rent, the Company pays property taxes, insurance and certain other expenses relating to leased facilities and equipment.

      The Company subleased a frozen warehouse facility through November 1997 and certain equipment through April 1997 from WRGFF Associates, L.P. ("WRGFF"), an affiliate of the Company. For each of the years in the two-year period ended December 27, 1997, rental expense under these leases with WRGFF amounted to approximately $1.4 million and $0.5 million, respectively (Note 3). In May 1997 the Company acquired tangible property formerly the subject of a capital lease at its frozen facility from WRGFF for approximately $2 million.

      The Company had entered into a lease agreement to lease a dry warehouse facility, which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997 (Note 3). The term of the new lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million per year (through the expiration date).

      In November 1997, the Company entered into an agreement to lease a new frozen warehouse facility in Carteret, New Jersey. The lease will be accounted for as an operating lease. The lease expires in 2018 with two five year renewal options. Rental payments under the lease are approximately $1.8 million for the first ten years and approximately $2.0 million for the last ten years.

      Although the Company continues to investigate subleasing its Kearny facility (formerly its dairy facility), the facility was placed back into operations in the second quarter of fiscal 1996. During fiscal 1997, the

      Company operated a storage facility, a juice depot and a produce distribution business at the location. The Company currently operates a storage facility at the location. Also, during the fourth quarter of fiscal 1997, the Company recorded a pretax charge of approximately $480,000 to write down certain leasehold improvements to estimated fair value. The charge is included in warehouse expense in the accompanying consolidated statement of operations.

      The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of January 2, 1999:

                                                          Capital      Operating
      Fiscal Year Ending                                   Leases       Leases
                                                               (in thousands)

      1999                                                 $ 366        $ 11,553
      2000                                                   308           8,736
      2001                                                   196           6,995
      2002                                                   186           5,798
      2003                                                   186           5,220
      Thereafter                                           3,196          68,881
                                                           -----          ------
      Net minimum lease payments                           4,438       $ 107,183
                                                                       =========

      Less interest                                        1,939
                                                           -----

      Present value of net minimum lease payments
       (including current installments of $211)           $2,499
                                                          ======

      Total rent expense included in operations was as follows:

          Year Ended                                            (in thousands)

      December 28, 1996                                            $ 6,622
      December 27, 1997                                              7,240
      January 2, 1999                                               12,300

      Letters of Credit - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $5.4 million and $7.2 million on open letters of credit with a bank as of January 2, 1999 and December 27, 1997, respectively.

      Guaranty - The Company has issued certain guarantees in an amount less than $2.0 million.

      Employment Agreements - The Company has employment agreements with three key executives which will expire in June 2000, October 2000 and February 1999. Under these agreements, combined annual salaries of approximately $880,600 are expected to be paid in fiscal 1999. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

12.   EQUITY

      In November 1993 in connection with a senior discount note offering, the Company entered into a warrant agreement with a bank. The bank currently owns 1.47% of the outstanding shares of common stock of the Company. The bank holds warrants to purchase approximately 2.6% of the Company's outstanding common stock. A warrant entitles a holder to purchase one share of the Company's Class B common stock for $.10 per share. The warrants are currently exercisable and expire in February 2003.

      In connection with the Refinancing (Note 6), certain assets consisting of the Las Plumas note (Note 16), land and other assets, with an aggregate book value of approximately $4.2 million were distributed to the stockholders of the Company in the form of a dividend.

      During 1998, the Company repurchased and retired 23.506 and 23.131 shares of Class A and Class B common stock, respectively, for aggregate cost consideration of $5 million.

13.   OTHER INCOME - NET

      Other income consists of the following:

                                    December 28,     December 27,    January 2,
                                        1996            1997            1999
                                                   (in thousands)

      Interest income                  $ 2,390        $ 2,380       $ 2,092
      Net rental income                  1,020            192             -
      Net gain on disposal of assets        63            157            23
      Other - net                          285            513         7,419  (a)
                                       -------         ------       -------
                                       $ 3,758        $ 3,242       $ 9,534
                                       =======        =======       =======

      (a) The Company entered into an agreement with a third party which called for the Company to receive consideration of $7.2 million related to the re-negotiation of a contract to clarify past practices.

14.   INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                         December 27, January 2,
                                                             1997        1999
                                                               (in thousands)

      Deferred tax assets:
        Allowance for doubtful accounts                    $  1,817    $  1,704
        Accrued expenses not deductible until paid            3,313       3,112
        Difference between book and tax basis of property      --         2,118
        Net tax operating loss carryforwards                 16,160      10,001
                                                           --------    --------
      Deferred tax asset                                     21,290      16,935
                                                           ========    ========

      Deferred tax liabilities:
        Difference between book and tax basis of property      (483)       --
        Pension asset valuation                              (3,441)     (3,590)
                                                           --------    --------
      Deferred tax liabilities                               (3,924)     (3,590)
                                                           --------    --------
      Net deferred tax assets                              $ 17,366    $ 13,345
                                                           ========    ========

      A valuation allowance as of December 31, 1996 related to net deferred tax assets relating to preacquisition temporary differences and operating loss carryforwards as well as postacquisition temporary differences and loss carryforwards. The 1997 elimination of the valuation allowance relating to: (i) preacquisition amount was credited to the excess of cost over net assets of business acquired and (ii) postacquisition amount was credited to the income tax provision for 1997.

      As of December 28, 1996, the Company's deferred tax assets were fully reserved based on the then current evidence indicating that it was more likely than not that the future benefits of the deferred tax assets would not be realized. During the third quarter of fiscal 1997, the Company reversed the valuation allowance related to its deferred income tax assets. In the opinion of management, sufficient evidence now exists, such as the positive trend in operating performance and the favorable effects of the recently completed refinancing, which indicates that it is more likely than not that the Company will be able to realize its deferred income tax assets. The reversal of the valuation allowance resulted in a 1997 income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflects benefits which were attributable to the preacquisition period.

      As of January 2, 1999, approximately $24 million of net tax operating loss carryforwards (which expire between the years 2006 and 2017) and approximately $23.2 million of New Jersey state tax operating loss carryforward (which expire between the years 1999 and 2002) are available. As of January 2, 1999, taxes currently payable was approximately $70,000.

      The income tax provision (benefit) consist of the following:

                                                       December 27,   January 2,
                                                           1997           1999
                                                               (in thousands)
      Current income tax                                  $  --           $  294
      Deferred income tax                                   2,659          4,155
      Reduction in valuation allowance                     (3,900)           --
                                                          -------         ------
                                                          $(1,241)        $4,449
                                                          =======         ======

      A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:


                                            December 28, December 27, January 2,
                                                1996         1997        1999
                                                            (in thousands)

Tax at statutory rate                            $ 1,667    $ 1,526    $3,070
State and local taxes - net of federal benefit       497        391       636
Permanent differences - amortization of excess
  cost over net assets acquired                      889        742       743
Reduction in valuation reserve                      --       (3,900)     --
                                                  ------     ------     -----
                                                 $ 3,053    $(1,241)   $4,449
                                                 =======    =======    ======

15.   RELATED PARTY TRANSACTIONS

      In November 1993 approximately $11 million face value discount note was loaned to Rose Partners, the current holder of 98.53% of the common stock of the Company. The note was issued at an original discount of approximately $5.3 million. In connection with the Refinancing (Note 6) the Company received an $8.9 million payment for the extinguishment of the note. For the years ended December 28, 1996 and December 27, 1997, other income includes approximately $981,000 and $502,000, respectively, of interest income related to the note.

      At December 28, 1996, Las Plumas, an affiliate of the Company, owed the Company approximately $3.5 million, evidenced by a subordinated note. In connection with the Refinancing, the note was distributed to the stockholders of the Company in the form of a dividend (Note 12).

      A director of the Company is a director of a customer. During the three-year period ended January 2, 1999, the Company sold various foods products in the amounts of $27.5 million, $37.2 million and $48.7 million, respectively to this customer.

      A director of the Company is a partner in a firm which provides legal services to the Company on an on-going basis. The Company paid approximately $111,000, $171,000 and $110,000, during each of the three years in the period ended January 2, 1999, respectively, to the law firm for legal services.

      The Company employs the services of a risk management and insurance brokerage firm which is controlled by a director of the Company. Included in the statement of operations are fees paid to the related party of $150,000 for each of the three years in the period ended January 2, 1999.

      The Company recorded income of $245,000, $166,000 and $71,000 for each of the three years in the period ended January 2, 1999, respectively, from an affiliated entity of the President of the Company in connection with the sharing of office facilities and administrative expenses.

16.   MAJOR CUSTOMERS

      During the year ended December 28, 1996, sales to two individual customers represented 22.4% and 20.1% of net sales, respectively, and sales to a similar group of customers represented 12.4%.

      During the year ended December 27, 1997, sales to the same two individual customers represented 27.4% and 19.5% of net sales, respectively, and sales to a similar group of customers represented 10.9%.

      During the year ended January 2, 1999, sales to the same two individual customers represented 30.5% and 17.2% of net sales, respectively, and sales to a similar group of customers represented 10.1%.

                                     ******

                                                                    SCHEDULE II
DIGIORGIO CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
--------------------------------------------------------------------------------

                  Column A                 Column B       Column C                        Column D              Column E
                                                                        Additions
                                          Balance at     Charged to      Charged                               Balance at
                                          Beginning      Costs and      to Other                                 End of
                Description               of Period       Expenses      Accounts         Deductions              Period
Allowance for doubtful accounts
  for the period ended:

  December 28, 1996                        $  3,941       $  1,850        $   63   (2)   $   (1,543)   (1)      $  4,311

  December 27, 1997                           4,311          1,300            -              (1,277)   (1)         4,203
                                                                                               (131)   (3)

  January 2, 1999                             4,203            825           -                 (751)   (1)         4,277


(1) Accounts written off during the year.

(2) Transfers from other accounts.

(3) Transfers to other accounts.

                                  EXHIBIT INDEX


EXHIBIT                                                            SEQUENTIALLY
NUMBER                         DESCRIPTION                         NUMBERED PAGE


10.49(20)      Amendment No. 12, dated as of March 1, 1999 to
               Credit Agreement dated as of February 10, 1993 among Di Giorgio Corporation, as Borrower, the financial institutions parties thereto as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company, as Issuing Bank.


21(20)         Schedule of Subsidiaries