Form 10-Q
period 1999-04-03
DI GIORGIO CORP
filed 1999-05-13
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended April 3, 1999         Commission File No. 1-1790

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

                          Yes     X           No ____









   As of May 10, 1999, there were outstanding 78.1158 shares of Class A Common Stock and 78.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
      January 2, 1999 and April 3, 1999 (Unaudited).......................    1

   Consolidated Condensed Statements of Operations,
      Thirteen Weeks Ended March 28, 1998
      and April 3, 1999 (Unaudited).......................................    2

   Consolidated Condensed Statement of Stockholders= Deficiency,
      Thirteen Weeks Ended April 3, 1999 (Unaudited)......................    3

   Consolidated Condensed Statements of Cash Flows,
     Thirteen Weeks Ended March 28, 1998 and
      April 3, 1999  (Unaudited)..........................................    4

   Notes to Consolidated Condensed Financial Statements (Unaudited).......    5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................    6


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................   11

Signatures................................................................   12

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                              January 2,     April 3,
                                                 1999         1999
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................    $   459        $ 2,163
  Accounts and notes receivable-net.........     83,012         88,072
  Inventories...............................     60,482         58,147
  Deferred taxes............................     11,283         11,283
  Prepaid expenses..........................      3,055          3,036
                                                  -----          -----
        Total current assets................    158,291        162,701
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     18,652         19,432
  Accumulated depreciation..................    (10,319)       (10,759)
                                                 ------         ------
  Net.......................................      8,333          8,673
                                                 ------         ------
Long-term notes receivable..................     11,844         12,219
Deferred taxes..............................      2,063          2,063
Other assets................................     13,193         12,646
Deferred financing costs....................      4,935          4,755
Excess of costs over net assets acquired....     76,169         75,562
                                                 ------         ------
         Total assets.......................   $274,828       $278,619
                                               ========       ========
     LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Notes payable-revolver....................    $20,628        $13,823
  Accounts payable..........................     71,616         73,497
  Accrued expenses..........................     24,719         32,330
  Notes and leases payable within one year..        211            206
                                                 ------          -----
        Total current liabilities...........    117,174        119,856
                                                -------        -------
Long-term debt..............................    155,000        155,000
Capital lease liability.....................      2,288          2,242
Other long-term liabilities.................      4,067          3,744

Stockholders' Deficiency:
  Common stock..............................          -              -
  Additional paid-in-capital................      8,002          8,002
  Accumulated deficit.......................    (11,703)       (10,225)
                                                 ------          -----
        Total stockholders' deficiency           (3,701)        (2,223)
                                                 ------         ------
         Total liabilities & stockholders'
          deficiency........................   $274,828       $278,619
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                                   (unaudited)

                                                   Thirteen weeks ended
                                                  -----------------------
                                                   March 28,   April 3,
                                                     1998        1999
Revenue:
  Net sales.....................................   $279,720    $354,808
  Other revenue.................................      1,836       2,058
                                                      -----       -----
        Total revenue...........................    281,556     356,866
Cost of products sold...........................    252,804     322,453
                                                    -------     -------
Gross profit-exclusive of
 warehouse expense shown below..................     28,752      34,413

  Warehouse expense.............................     11,421      13,730
  Transportation expense........................      6,161       6,837
  Selling, general and
  administrative expense........................      5,888       6,571
  Amortization-excess of cost
  over net assets acquired......................        615         606
                                                     ------       -----
Operating income................................      4,667       6,669

  Interest expense..............................      4,776       4,353
  Amortization-deferred financing costs.........        180         180
  Other (income)-net............................       (519)       (691)
                                                      -----       -----
Income before income taxes and
 extraordinary items............................        230       2,827
Income tax expense (benefit)....................        310       1,349
                                                      -----       -----
Income before extraordinary items...............        (80)      1,478
Extraordinary loss on extinguishment
 of debt-net of tax.............................       (201)          0
                                                      -----       -----

Net income (loss)...............................      $(281)     $1,478
                                                      =====       =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        (in thousands, except share data)
                                   (unaudited)

                                            Additional
                   Class A       Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Amount Shares Amount
Balance at
 January 2,
 1999           78.1158  $ -- 78.8690  $ --   $ 8,002  ($11,703) ($3,701)

Net income          --    --      --    --       --       1,478    1,478
                -------  ---- -------  ----   -------   -------    -----
Balance at
 April 3,
 1999           78.1158  $ -- 78.8690  $ --   $ 8,002  ($10,225) ($2,223)
                =======  ==== =======  ====   =======   =======   ======

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                   (unaudited)
                                                  Thirteen weeks ended
                                                 March 28,     April 3,
                                                   1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................   ($281)       $1,478
Adjustments to reconcile net income to net
 cash provided by operating activities
   Extraordinary loss on extinguishment
    of debt-net of tax..........................     201             0
   Depreciation and amortization................     733           440
   Amortization.................................   1,300         1,322
   Provision for bad debts......................     375           300
   Increase in prepaid pension cost.............     (75)            0
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable..................     (24)       (5,360)
   Inventory....................................  (2,639)        2,335
   Prepaid expenses.............................     894            19
   Long-term receivables........................    (657)         (375)
   Others assets................................      46             9
 (Decrease) increase in:
   Accounts payable.............................   3,754         1,881
   Accrued expenses and other liabilities.......   3,142         7,291
                                                  ------        ------
Net cash provided by operating activities.......   6,769         9,340
                                                   -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment.......    (339)         (780)
                                                   -----           ---
Net cash used in investing activities...........    (339)         (780)
                                                   -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments)under
   revolving line-of-credit.....................     505        (6,805)
Capital lease payments..........................     (47)          (51)
Premiums paid on redemption of 12% notes........    (335)            0
Long-term debt payments.........................  (7,606)            0
                                                   -----         -----
Net cash used in financing activities...........  (7,483)       (6,856)
                                                   -----         -----
(Decrease) increase in cash.....................  (1,053)        1,704
Cash at beginning of period.....................   2,426           459
                                                   -----         -----
Cash at end of period...........................  $1,373        $2,163
                                                   =====         =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest....................................  $1,180          $543
                                                   =====         =====
    Income Taxes (Refunds)......................    ($29)         $138
                                                   =====         =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION


The consolidated condensed balance sheet as of April 3, 1999, the consolidated condensed statements of operations for the thirteen weeks ended March 28, 1998 and April 3, 1999, the consolidated condensed statements of cash flows for the thirteen weeks ended March 28, 1998 and April 3, 1999, and stockholders= deficiency for the thirteen weeks ended April 3, 1999, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 2, 1999 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company=s plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; restrictions imposed by the documents governing the Company=s indebtedness; competition; the Company=s reliance on several significant customers; potential losses from loans to its retailers; potential environmental liabilities which the Company may have; the Company=s labor relations; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; year 2000 computer related issues; and changes in, or failure to comply with government regulations .

Results of Operations

Thirteen weeks ended April 3, 1999 and March 28, 1998

Net sales for the thirteen weeks ended April 3, 1999 were $354.8 million as compared to $279.7 million for the thirteen weeks ended March 28, 1998. This 26.8% increase in net sales primarily reflects sales to a group of supermarkets operating under the Foodtown banner that began in late December 1998 as well as increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased to $2.1 million for the thirteen weeks ended April 3, 1999 as compared to $1.8 million in the prior period as a result of the Company's overall increased business.

Gross margin (excluding warehouse expense) decreased to 9.7% of net sales or $34.4 million for the thirteen weeks ended April 3, 1999 as compared to 10.3% of net sales or $28.8 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the additions of high volume, low margin customers, the decrease in promotional activities, changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.9% of net sales or $13.7 million for the thirteen weeks ended April 3, 1999 as compared to 4.1% of net sales or $11.4 million due to the effect of applying largely fixed costs to higher revenues. The current quarter also includes $1.1 million of expense relating to the Garden City facility which is set to close as a storage facility in the second quarter of 1999. Excluding the expense relating to the Garden City facility, warehouse expense would have decreased to 3.6% of net sales.

Transportation expense decreased to 1.9% of net sales or $6.8 million for the thirteen weeks ended April 3, 1999 as compared to 2.2% of net sales or $6.2 million in the prior period due to greater efficiencies and a change in the Company's customer base.

Selling, general and administrative expense declined to 1.9% of net sales or $6.6 million for the thirteen weeks ended April 3, 1999 as compared to 2.1% of net sales or $5.9 million for the prior period due to the effect of applying largely fixed costs to higher revenues.

Other income, net of other expenses, increased to $691,000 for the thirteen weeks ended April 3, 1999 as compared to $519,000 for the prior period. The increase reflects an increased level of interest income as a result of more customer loans.

Interest expense decreased to $4.4 million for the thirteen weeks ended April 3, 1999 from $4.8 million for the prior period due to lower average outstanding levels of the Company=s funded debt.

The Company recorded an income tax provision of $1.3 million, resulting in an effective income tax rate of 48% for the thirteen weeks ended April 3, 1999 as compared to a provision of $310,000 resulting in an effective rate of 135% in the prior period. The Company=s estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company=s amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirteen weeks ended April 3, 1999 of $1.5 million as compared to a loss of $281,000 in the prior period, which included an extraordinary loss on the extinguishment of debt of $201,000 net of tax.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility is scheduled to mature on June 30, 2000 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 2.25% or (ii) Bankers Trust Company's prime rate plus 0.75%. Borrowings under the Company's revolving bank credit facility were $13.8 million (not including $5.3 million of outstanding letters of credit) at April 3, 1999. Additional borrowing capacity of $65.7 million was available at that time under the Company's then current, borrowing base certificate. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1999.

During the thirteen weeks ended April 3, 1999, cash flows provided by operating activities were $9.3 million, consisting primarily of (i) cash generated from income before non-cash expenses and (ii) an increase in accounts payable, accrued expenses and other liabilities of $9.2 million, a decrease in inventory of $2.3 million, offset by an increase in accounts receivable of $5.4 million.

Cash flows used in investing activities during the thirteen weeks ended April 3, 1999 were approximately $780,000, which was used exclusively for capital expenditures. Net cash used in financing activities of approximately $6.9 million was utilized to reduce the amount outstanding under the Company's bank revolver.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $8.9 million during the thirteen weeks ended April 3, 1999 as compared to $7.0 million in the prior period. Excluding the net cost of operations related to Garden City facility, EBITDA would have increased 37% to $9.7 million. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

As part of the Company's 1998 $4.2 million facility integration and abandonment expense, related to the shut down of the Garden City facility and the move of its frozen business to Carteret, New Jersey, the Company recorded a reserve of $2.8 million consisting of (i) $2.2 million related to rent and real estate taxes from May 1, 1999, the anticipated closure date of its Garden City facility, through March 31, 2000, the lease termination date, and (ii) $600,000 for the removal of certain equipment. As of April 3, 1999, the balance of the facility integration and abandonment reserve remained at $2.8 million, all of which is expected to be expended before March 31, 2000. The Company continues to expect that the closure of the facility will occur in the second quarter of 1999.

The consolidated indebtedness of the Company decreased to $171.3 million at April 3, 1999 as compared to $178.1 million at January 2, 1999. Stockholders= deficiency was $2.2 million on April 3, 1999 as compared to a deficiency of $3.7 million on January 2, 1999.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of April 3, 1999, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.

Year 2000 Computer Issues

State of readiness

The Company has implemented a Year 2000 compliance program designed to insure that the Company's computer systems and applications will function properly beyond 1999. The program is led by the Company's vice president of information systems and consists of employees from across division lines. The Company believes it has identified all of the systems which need testing, including but not limited to its traditional computer systems as well as those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure such as heating, refrigeration and air conditioning systems, security systems and telephones. The vast majority of testing to determine if a system is Year 2000 compliant is complete. Portions of the remediation phase are also complete and currently in use. The remainder of the remediation phase is projected to be completed in the second quarter of fiscal 1999. In some cases, new systems will be purchased and those should also be in place no later than the end of the second quarter of fiscal 1999.

Costs

The total expected cost of the Company's Year 2000 compliance program is projected to be less than $1.25 million, consisting primarily of internal salaries, of which approximately $895,000 has been spent as of April 3, 1999. All costs are expensed as incurred. The Company expects to outsource, on a limited basis, some of this effort.

Risks

Although the full consequences are unknown, the failure of one of the Company's critical computer systems or the failure of an outside system, such as that of the Federal Reserve or the electric utilities, may result in the interruption of the Company's business which may result in a material adverse effect on the results of operations or financial condition of the Company. With particular respect to inventory purchased for resale from the Company's 1,120 vendors, the Company does not expect that any vendor(s) Year 2000 problem(s) would have a long-term negative effect on the Company because the worst thing that would happen is the Company would not receive any of that vendor's product for resale. In such an instance, the Company would not expect any of its competitors would receive that product either, so the Company and the Company's customers would not be at a competitive disadvantage.

With respect to the Company's larger customers, communications are ongoing with respect to their progress in managing Year 2000 issues such as insuring the integrity of the procurement system as well as helping the smaller customers' critical needs such as cash registers and point-of-sale (POS) systems. Despite the relative lack of problems encountered in these discussions with both large and small customers of the Company to date, the Company has no direct confirmation or control of our customers' Year 2000 remediation efforts, and there can be no assurance that system failures, which may cause material adverse results to our customers, would not have an adverse effect on the Company.

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


Date:    May 12, 1999