Form 10-Q
period 1999-07-03
DI GIORGIO CORP
filed 1999-08-13
CIK 28871

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


    For the Quarter Ended July 3, 1999         Commission File No. 1-1790

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

                             Yes X           No ____








As of August 4, 1999, there were outstanding 78.1158 shares of Class A Common Stock and 78.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

--------------------------------------------------------------------------------

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

   Consolidated Condensed Balance Sheets,
     January 2, 1999 and July 3, 1999 (Unaudited)............................1

   Consolidated Condensed Statements of Operations,
     Twenty-Six Weeks and Thirteen Weeks Ended
     June 27, 1998 and July 3, 1999 (Unaudited)..............................2

   Consolidated Condensed Statement of Stockholders' Deficiency,
     Twenty-Six Weeks Ended July 3, 1999 (Unaudited).........................3

   Consolidated Condensed Statements of Cash Flows,
     Twenty-Six Weeks Ended June 27, 1998 and
     July 3, 1999  (Unaudited) ..............................................4

Notes to Consolidated Condensed Financial Statements (Unaudited).............5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................6


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................12

Signatures..................................................................13

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                              January 2,     July 3,
                                                 1999         1999
                                                            (Unaudited)
                 ASSETS
Current Assets:
  Cash......................................    $   459        $   447
  Accounts and notes receivable-net.........     83,012         87,505
  Inventories...............................     60,482         59,583
  Deferred taxes............................     11,283          8,327
  Prepaid expenses..........................      3,055          4,253
                                                  -----          -----
        Total current assets................    158,291        160,115
                                                -------        -------
Property, Plant & Equipment
  Cost......................................     18,652         19,890
  Accumulated depreciation..................    (10,319)       (11,102)
                                                 ------         ------
  Net.......................................      8,333          8,788
                                                 ------         ------
Long-term notes receivable..................     11,844         15,380
Deferred taxes..............................      2,063          2,063
Other assets................................     13,193         12,076
Deferred financing costs....................      4,935          4,575
Excess of costs over net assets acquired....     76,169         74,956
                                                 ------         ------
         Total assets.......................   $274,828       $277,953
                                               ========       ========
     LIABILITIES & STOCKHOLDERS' DEFICIENCY Current Liabilities:
  Notes payable-revolver....................    $20,628        $19,352
  Accounts payable..........................     71,616         71,562
  Accrued expenses..........................     24,719         26,340
  Notes and leases payable within one year..        211            193
                                                 ------          -----
        Total current liabilities...........    117,174        117,447
                                                -------        -------
Long-term debt..............................    155,000        155,000
Capital lease liability.....................      2,288          2,202
Other long-term liabilities.................      4,067          3,663

Stockholders' Deficiency:
  Common stock..............................          -              -
  Additional paid-in-capital................      8,002          8,002
  Accumulated deficit.......................    (11,703)        (8,361)
                                                 ------          -----
        Total stockholders' deficiency           (3,701)          (359)
                                                 ------         ------
         Total liabilities & stockholders'
          deficiency........................   $274,828       $277,953
                                               ========       ========

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                                   (unaudited)

                                   Thirteen weeks ended Twenty-six weeks ended
                                   -------------------- ----------------------
                                    June 27,    July 3,   June 27,   July 3,
                                      1998       1999       1998      1999
Revenue:
  Net sales....................... $284,531   $346,245   $564,251   $701,053
  Other revenue...................    1,674      2,022      3,510      4,080
                                      -----      -----      -----      -----
        Total revenue.............  286,205    348,267    567,761    705,133
Cost of products sold.............  256,731    314,552    509,535    637,005
                                    -------    -------    -------    -------
Gross profit-exclusive of
 warehouse expense shown below....   29,474     33,715     58,226     68,128

  Warehouse expense...............   12,604     12,810     24,025     26,540
  Transportation expense..........    5,989      6,539     12,150     13,376
  Selling, general and
  administrative expense..........    5,821      6,543     11,709     13,114
  Amortization-excess of cost
  over net assets acquired........      615        607      1,230      1,213
                                      -----      -----      -----      -----
Operating income..................    4,445      7,216      9,112     13,885

  Interest expense................    4,320      4,183      9,096      8,536
  Amortization-deferred financing
   costs..........................      180        180        360        360
  Other (income)-net..............     (558)      (618)    (1,077)    (1,309)
                                      -----      -----      -----      -----
Income before income taxes and
 extraordinary items..............      503      3,471        733      6,298
Income tax expense (benefit)......      420      1,607        730      2,956
                                        ---      -----        ---      -----
Income before
 extraordinary items..............       83      1,864          3      3,342

Extraordinary loss on
 extinguishment of debt-net of tax.       0          0       (201)         0
                                      -----      -----      -----      -----

Net income (loss).................      $83     $1,864      ($198)    $3,342
                                        ===      =====     ======      =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        (in thousands, except share data)
                                   (unaudited)

                                            Additional
                  Class A        Class B     Paid-In (Accumulated
                 Common Stock  Common Stock  Capital    Deficit)  Total
                 ------------  ------------  -------    -------   ------
                 Shares Amount Shares Amount
Balance at
 January 2,
 1999            78.1158  $ -- 78.8690   $ --  $ 8,002  ($11,703) ($3,701)

Net income          --      --      --     --       --     3,342    3,342
                 -------   --- -------   ----  -------     -----    -----

Balance at
 July 3, 1999    78.1158  $ -- 78.8690  $ --   $ 8,002   ($8,361)   ($359)
                 =======   === =======   ====  =======   =======   ======



         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                   (unaudited)
                                                  Twenty-six weeks ended
                                                  ----------------------
                                                   June 27,       July 3,
                                                    1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................    ($198)        3,342
Adjustments to reconcile net income to net cash
 provided by operating activities
   Extraordinary loss on debt
   extinguishment - net..........................      201             0
   Depreciation and amortization.................    1,356           783
   Amortization..................................    2,700         2,644
   Provision for doubtful accounts...............      750           600
   Increase in prepaid pension asset.............     (150)            0
   Impairment loss on leasehold improvements.....    3,000             0
   Gain on sale of Garden City facility..........   (3,400)            0
   Deferred taxes................................                  2,956
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable...................    1,344        (5,093)
   Inventory.....................................   (5,671)          899
   Prepaid expenses..............................     (768)       (1,198)
   Long-term receivables.........................     (635)       (3,536)
   Other assets..................................     (143)           44
 (Decrease) increase in:
   Accounts payable..............................     (652)          (54)
   Accrued expenses and other liabilities........     (411)        1,219
                                                    ------         -----
Net cash (used in) provided by
   operating activities..........................   (2,677)        2,606
                                                     -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment........   (2,543)       (1,238)
Net proceeds from Garden City facility sale......   13,867             0
                                                    ------         -----
Net cash provided by (used in)
 investing activities............................   11,324        (1,238)
                                                    ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving
   line-of-credit................................   11,413        (1,276)
Premiums paid on redemption of 12% notes.........     (335)            0
Capital Stock repurchase.........................   (5,000)            0
Long-term debt payments..........................  (14,963)         (104)
Capital lease payments...........................      (97)            0
                                                   -------       -------
Net cash used in financing activities............   (8,982)       (1,380)
                                                     -----         -----
Decrease in cash.................................     (335)          (12)
Cash at beginning of period......................    2,426           459
                                                     -----         -----
Cash at end of period............................   $2,091          $447
                                                    ======          ====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest.....................................   $9,409        $8,559
                                                    ======        ======
    Income Taxes (Refunds).......................      ($5)         $147
                                                        ==          ====

        See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION


The consolidated condensed balance sheet as of July 3, 1999, the consolidated condensed statements of operations for the thirteen weeks and the twenty-six weeks ended June 27, 1998 and July 3, 1999, the consolidated condensed statements of cash flows for the twenty-six weeks ended June 27, 1998 and July 3, 1999, and stockholders' deficiency for the twenty-six weeks ended July 3, 1999, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 2, 1999 and the Form 10-Q for the period ended April 3, 1999 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

2.      SUBSEQUENT EVENT

Effective August 1, 1999, the Company amended its bank credit facility to, among other things, extend the scheduled maturity until June 2004, lower interest rates, and permit, under certain circumstances, the payment of dividends.

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

Results of Operations

Thirteen weeks ended July 3, 1999 and June 27, 1998

Net sales for the thirteen weeks ended July 3, 1999 were $346.2 million as compared to $284.5 million for the thirteen weeks ended June 27, 1998. This 21.7% increase in net sales primarily reflects sales to a group of supermarkets operating under the Foodtown banner that became customers in late December 1998 as well as increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased to $2.0 million for the thirteen weeks ended July 3, 1999 as compared to $1.7 million in the prior period as a result of the Company's overall increased business.

Gross margin (excluding warehouse expense) decreased to 9.7% of net sales or $33.7 million for the thirteen weeks ended July 3, 1999 as compared to 10.4% of net sales or $29.5 million for the prior period, as a result of a change in mix of both customers and products sold. As compared to the first quarter of 1999, gross profit remained constant at 9.7%. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.7% or $12.8 million for the thirteen weeks ended July 3, 1999 as compared to 4.4% of net sales or $12.6 million reflecting the combined effect of (i) applying largely fixed costs to higher revenues and (ii) the elimination of the costs of two frozen food facilities in April 1999 as a result of the Garden City facility ceasing operations. (See Liquidity and Capital Resources.)

Transportation expense decreased to 1.9% of net sales or $6.5 million for the thirteen weeks ended July 3, 1999 as compared to 2.1% of net sales or $6.0 million in the prior period due to greater efficiencies and a change in the Company's customer base.

Selling, general and administrative expense declined to 1.9% of net sales or $6.5 million for the thirteen weeks ended July 3, 1999 as compared to 2.0% of net sales or $5.8 million for the prior period due to the effect of applying largely fixed costs to higher revenues.

Other income, net of other expenses, was $618,000 for the thirteen weeks ended July 3, 1999 as compared to $558,000 for the prior period.

Interest expense decreased to $4.2 million for the thirteen weeks ended July 3, 1999 from $4.3 million for the prior period due to lower average outstanding levels of the Company's funded debt.

The Company recorded an income tax provision of $1.6 million, resulting in an effective income tax rate of 46% for the thirteen weeks ended July 3, 1999 as compared to a provision of $420,000 resulting in an effective rate of 83% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirteen weeks ended July 3, 1999 of $1.8 million as compared to net income of $83,000 in the prior period.

Twenty-six weeks ended June 27, 1998 and July 3, 1999

Net sales for the twenty-six weeks ended July 3, 1999 were $701.1 million as compared to $564.3 million for the twenty-six weeks ended June 27, 1998. This 24.2% increase in net sales primarily reflects sales to a group of supermarkets operating under the Foodtown banner that became customers in late December 1998 as well as increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased to $4.1 million for the twenty-six weeks ended July 3, 1999 as compared to $3.5 million in the prior period as a result of the Company's overall increased business.

Gross margin (excluding warehouse expense) decreased to 9.7% of net sales or $68.1 million for the twenty-six weeks ended July 3, 1999 as compared to 10.3% of net sales or $58.2 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.8% of net sales or $26.5 million for the twenty-six weeks ended July 3, 1999 as compared to 4.3% of net sales or $24.0 million due to the effect of applying largely fixed costs to higher revenues. The Garden City, NY frozen food facility was closed as an operational facility during the current period. (See Liquidity and Capital Resources.)

Transportation expense decreased to 1.9% of net sales or $13.4 million for the twenty-six weeks ended July 3, 1999 as compared to 2.2% of net sales or $12.2 million in the prior period due to greater efficiencies and a change in the Company's customer base.

Selling, general and administrative expense declined to 1.9% of net sales or $13.1 million for the twenty-six weeks ended July 3, 1999 as compared to 2.1% of net sales or $11.7 million for the prior period due to the effect of applying largely fixed costs to higher revenues.

Other income, net of other expenses, increased to $1.3 million for the twenty-six weeks ended July 3, 1999 as compared to $1.1 million for the prior period.

Interest expense decreased to $8.5 million for the twenty-six weeks ended July 3, 1999 from $9.1 million for the prior period due to lower average outstanding levels of the Company's funded debt.

The Company recorded an income tax provision of $2.9 million, resulting in an effective income tax rate of 47% for the twenty-six weeks ended July 3, 1999 as compared to a provision of $730,000 resulting in an effective rate of 100% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the twenty-six weeks ended July 3, 1999 of $3.3 million as compared to a loss of $198,000, which included an extraordinary loss of $201,000, in the prior period.

Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility was amended effective August 1, 1999 and is now scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the Bankers Trust Company's prime rate. In addition, the bank credit facility now allows the payment of dividends under certain circumstances.

Borrowings under the Company's revolving bank credit facility were $19.4 million (excluding $5.3 million of outstanding letters of credit) at July 3, 1999. Additional borrowing capacity of $61.0 million was available at that time under the Company's then current, borrowing base certificate. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, and debt service requirements during fiscal 1999.

During the twenty-six weeks ended July 3, 1999, cash flows provided by operating activities were $2.6 million, consisting primarily of (i) cash generated from income before non-cash expenses of $7.4 million and (ii) an increase in accrued expenses and other liabilities of $4.2 million, offset by an increase in accounts and notes receivable of $8.6 million.

Cash flows used in investing activities during the twenty-six weeks ended July 3, 1999 were approximately $1.2 million which was used exclusively for capital expenditures. Net cash used in financing activities of approximately $1.4 million was utilized to reduce the amount outstanding under the Company's bank revolver and capital leases.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $18.2 million during the twenty-six weeks ended July 3, 1999 as compared to $13.9 million in the prior period. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

As part of the Company's 1998 $4.2 million facility integration and abandonment expense, related to the shut down of the Garden City facility and the move of its frozen business to Carteret, New Jersey, the Company recorded a reserve of $2.8 million consisting of (i) $2.2 million for rent and real estate taxes from May 1, 1999, the anticipated closure date of the facility, through March 31, 2000, the lease termination date, and (ii) $600,000 for the removal of certain equipment. As of July 3, 1999, the balance of the facility integration and abandonment reserve was $2.3 million, all of which is expected to be expended before March 31, 2000. As planned, the Company ceased operations in the facility in the second quarter of 1999 and is in the process of decommissioning the facility.

The consolidated indebtedness of the Company decreased to $176.7 million at July 3, 1999 as compared to $178.1 million at January 2, 1999. Stockholders' deficiency was $359,000 on July 3, 1999 as compared to a deficiency of $3.7 million on January 2, 1999.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of July 3, 1999, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.

Year 2000 Computer Issues

State of readiness

The Company has implemented a Year 2000 compliance program designed to insure that the Company's computer systems and applications will function properly beyond 1999. The program is led by the Company's vice president of information systems and consists of employees from across division lines. The Company believes it has identified all of the systems which need testing, including but not limited to its traditional computer systems as well as those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure such as heating, refrigeration and air conditioning systems, security systems and telephones. The vast majority of testing to determine if a system is Year 2000 compliant is complete. The remediation phase is substantially complete and the compliant systems are currently in use. The remainder of the remediation phase is projected to be completed in the third quarter of fiscal 1999. The Company plans to continue testing its systems to determine compliance and immediately address problems should they occur.

Costs

The total expected cost of the Company's Year 2000 compliance program is projected to be less than $1.25 million, consisting primarily of internal salaries, of which approximately $1 million has been spent as of July 3, 1999. All costs are expensed as incurred. The Company expects to outsource, on a limited basis, some of this effort.

Risks

Although the full consequences are unknown, the failure of one of the Company's critical computer systems or the failure of an outside system, such as that of the Federal Reserve or the electric utilities, may result in the interruption of the Company's business which may result in a material adverse effect on the results of operations or financial condition of the Company. With particular respect to inventory purchased for resale from the Company's 1,120 vendors, the Company does not expect that any vendor's Year 2000 problems would have a long-term negative effect on the Company due to the diversity of product availability in the market and the Company's expectations that none of its competitors would receive that product either, so the Company and the Company's customers would not be at a competitive disadvantage.

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

                              II-OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No.10.50 Amendment No. 13, dated as of August 1, 1999 to Credit Agreement dated as of February 10, 1993 among Di Giorgio Corporation, as Borrower, the financial institutions parties thereto, as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company, as Issuing Bank.

         (b)      Reports on Form 8-K.      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             DI GIORGIO CORPORATION


                                       By:   /s/ Arthur M. Goldberg
                                          --------------------------------------
                                             Arthur M. Goldberg
                                             Chairman, President and Chief
                                             Executive Officer


                                       By:   /s/ Richard B. Neff
                                          --------------------------------------
                                             Richard B. Neff
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


Date:    August 12, 1999