Form 10-Q
period 1999-10-02
DI GIORGIO CORP
filed 1999-11-05
CIK 28871

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended October 2, 1999            Commission File No. 1-1790

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

                        Yes X                      No ____




As of October 29, 1999, there were outstanding 78.1158 shares of Class A Common Stock and 78.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.


-------------------------------------------------------------------------------


                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

     Consolidated Condensed Balance Sheets,
         January 2, 1999 and October 2, 1999 (Unaudited).....................1

     Consolidated Condensed Statements of Operations,
         Thirty-Nine Weeks and Thirteen Weeks Ended
         September 26, 1998 and October 2, 1999 (Unaudited) .................2

     Consolidated Condensed Statement of Stockholders'
         Equity (Deficiency), Thirty-Nine Weeks Ended
         September 26, 1998 (Unaudited) .....................................3

     Consolidated Condensed Statements of Cash Flows,
         Thirty-Nine Weeks Ended September 26, 1998 and
         October 2, 1999 (Unaudited) ........................................4

     Notes to Consolidated Condensed Financial Statements (Unaudited)........5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................6


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ..............................12

Signatures...................................................................13




                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    January 2,    October 2,
                                                       1999          1999
                                                                  (Unaudited)
                 ASSETS
Current Assets:
  Cash........................................          $459         $9,089
  Accounts and notes receivable-net...........        83,012         90,261
  Inventories.................................        60,482         59,782
  Deferred Taxes..............................        11,283          6,469
  Prepaid expenses............................         3,055          3,619
                                                       -----          -----
        Total current assets..................       158,291        169,220
                                                     -------        -------

Property, Plant & Equipment
  Cost........................................        18,652         19,797
  Accumulated depreciation....................       (10,319)       (10,985)
                                                      ------         ------
  Net.........................................         8,333          8,812
                                                      ------         ------

Long-term notes receivable....................        11,844         13,454
Deferred taxes................................         2,063          2,063
Other assets..................................        13,193         11,804
Deferred financing costs......................         4,935          4,849
Excess of costs over net assets acquired......        76,169         74,350
                                                      ------         ------
         Total assets.........................      $274,828       $284,552
                                                    ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
 Current Liabilities:
  Notes payable-revolver......................       $20,628         $9,999
  Accounts payable............................        71,616         79,003
  Accrued expenses............................        24,719         32,856
  Notes and leases payable within one year....           211            180
                                                       -----          -----
        Total current liabilities.............       117,174        122,038
                                                     -------        -------

Long-term debt................................       155,000        155,000
Capital lease liability.......................         2,288          2,162
Other long-term liabilities...................         4,067          3,469

Stockholders' equity (deficiency):
  Common stock................................             -              -
  Additional paid-in-capital..................         8,002          8,002
  Accumulated deficit.........................       (11,703)        (6,119)
                                                      ------          -----
        Total stockholders' equity (deficiency)       (3,701)         1,883
                                                      ------         ------
         Total liabilities &
          stockholder's equity (deficiency)...      $274,828       $284,552
                                                    ========       ========
         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                           Thirteen weeks ended  Thirty-Nine weeks ended
                           --------------------  -----------------------
                            Sept 26,     Oct 2,   Sept 26,     Oct 2,
                             1998         1999      1998        1999

Revenue:
 Net sales..................$280,360    $337,306   $844,611   $1,038,359
 Other revenue..............   1,991       1,838      5,501        5,918
                               -----       -----      -----        -----
        Total revenue....... 282,351     339,144    850,112    1,044,277
Cost of products sold....... 253,612     305,232    763,147      942,237
                             -------     -------    -------      -------

Gross profit-exclusive of
 warehouse expense shown
 below......................  28,739      33,912     86,965      102,040

  Warehouse expense.........  12,557      12,457     36,582       38,997
  Transportation expense....   6,050       6,580     18,200       19,956
  Selling, general and
  administrative expense....   5,424       6,540     17,133       19,654
  Amortization-excess of cost
  over net assets acquired..     615         606      1,845        1,819
                               -----       -----     ------        -----
Operating income............   4,093       7,729     13,205       21,614

  Interest expense..........   4,496       4,120     13,592       12,656
  Amortization-deferred
   financing costs..........     180         180        540          540
  Other (income)-net........  (7,835)       (671)    (8,912)      (1,980)
                               -----       -----      -----        -----
Income before income taxes and
  extraordinary items.......   7,252       4,100      7,985       10,398
Income tax expense..........   3,119       1,858      3,849        4,814
                               -----       -----      -----        -----
Income before
 extraordinary items........   4,133       2,242      4,136        5,584
Extraordinary loss on
 extinguishment of
 debt-net of tax............       0           0       (201)           0
                                 ---         ---        ---          ---

Net income..................  $4,133      $2,242     $3,935       $5,584
                               =====       =====      =====        =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands, except share data)
                                   (unaudited)

                                               Additional
                   Class A         Class B       Paid-In  (Accumulated
                 Common Stock    Common Stock    Capital    Deficit)   Total
                 ------------    ------------    -------    -------    ------
                 Shares  Total   Shares  Total
Balance at
 January 2,
 1999            78.1158 $ --    78.8690 $ --   $ 8,002   ($11,703)  ($3,701)

Net income           --    --        --    --        --      5,584     5,584
                 ------  ----    -------  ----  -------    -------    ------
Balance at
 October 2,
 1999            78.1158 $ --    78.8690 $ --   $ 8,002    ($6,119)   $1,883
                 ======= ====    =======  ====  =======    =======    ======

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                      Thirty-nine weeks ended
                                                     Sept 26, 1998 Oct 2, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................  $3,935     $5,584
Adjustments to reconcile net income to net cash
 provided by operating activities
   Extraordinary loss on debt extinguishment-net..........     201          0
   Depreciation and amortization..........................   1,951      1,107
   Amortization...........................................   4,033      3,966
   Provision for doubtful accounts........................     825        900
   Increase in prepaid pension cost.......................    (225)      (200)
   Deferred taxes.........................................       0      4,814
   Impairment loss on leasehold improvements..............   3,000          0
   Gain on sale of Garden City facility...................  (3,400)         0
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts & notes receivable............................  (6,740)    (8,149)
   Inventory..............................................   3,401        700
   Prepaid expenses.......................................    (239)      (564)
   Long-term receivables..................................    (167)    (1,610)
   Others assets..........................................    (138)       (20)
 Increase in:
   Accounts payable.......................................   4,668      7,387
   Accrued expenses and other liabilities.................   8,213      7,537
                                                            ------     ------
Net cash provided by operating activities.................  19,318     21,452
                                                            ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment.................  (2,782)    (1,586)
Net proceeds from Garden City facility sale...............  13,867          0
                                                            ------     ------
Net cash provided by (used in) investing activities.......  11,085     (1,586)
                                                            ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit.............  (5,912)   (10,629)
Financing fees paid.......................................       0       (450)
Premiums paid in connection with debt redemption..........    (335)         0
Capital stock repurchase..................................  (5,000)         0
Long-term debt payments................................... (19,602)         0
Capital lease payments....................................    (146)      (157)
                                                           -------    -------
Net cash used in financing activities..................... (30,995)   (11,236)
                                                            ------     ------
Increase (decrease)in cash................................    (592)     8,630
Cash at beginning of period...............................   2,426        459
                                                             -----      -----
Cash at end of period.....................................  $1,834     $9,089
                                                             =====      =====
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest............................................... $10,135    $8,828
                                                             ======    ======
    Income taxes (refunds).................................     ($2)     $157
                                                                ===      ====

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION


The consolidated condensed balance sheet as of October 2, 1999, the consolidated condensed statements of operations for the thirteen weeks and the thirty-nine weeks ended September 26, 1998 and October 2, 1999, the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 26, 1998 and October 2, 1999, and stockholders' deficiency for the thirty-nine weeks ended October 2, 1999, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 2, 1999 and the Form 10-Q for the periods ended April 3, 1999 and July 3, 1999 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

Results of Operations

Thirteen weeks ended October 2, 1999 and September 26, 1998

Net sales for the thirteen weeks ended October 2, 1999 were $337.3 million as compared to $280.4 million for the thirteen weeks ended September 26, 1998. This 20.3% increase in net sales primarily reflects sales to several new customers operating supermarkets under the Foodtown banner that the Company began servicing in late December 1998, as well as increased sales to existing customers.

Other revenue, consisting of recurring customer related services, decreased to $1.8 million for the thirteen weeks ended October 2, 1999 as compared to $2.0 million in the prior period. The decline reflects the cessation of the Company's storage businesses in Garden City, NY and Kearny, NJ partially offset by additional other revenues.

Gross margin (excluding warehouse expense) decreased to 10.1% of net sales or $33.9 million for the thirteen weeks ended October 2, 1999 as compared to 10.3% of net sales or $28.7 million for the prior period, as a result of a change in mix of both customers and products sold. As compared to the first and second quarters of 1999, gross profit increased from 9.7% of net sales. The Company has, and will continue to take steps to maintain and improve its margins; however, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.7% or $12.5 million for the thirteen weeks ended October 2, 1999 as compared to 4.5% of net sales or $12.6 million in the prior period reflecting the combined effect of (i) applying largely fixed costs to higher revenues and (ii) the elimination of the costs of operating two frozen food facilities as operations ceased at the Garden City facility in April 1999.

Transportation expense decreased to 2.0% of net sales or $6.6 million for the thirteen weeks ended October 2, 1999 as compared to 2.2% of net sales or $6.1 million in the prior period due to greater efficiencies and a change in the Company's customer base.

Selling, general and administrative expense remained constant at 1.9% of net sales or $6.5 million for the thirteen weeks ended October 2, 1999 as compared to 1.9% of net sales or $5.4 million for the prior period.

Other income, net of other expenses, was $671,000 for the thirteen weeks ended October 2, 1999 as compared to $596,000 for the prior period, excluding the recording of $7.2 million of income in the prior period from Fleming Companies, Inc.

Interest expense decreased to $4.1 million for the thirteen weeks ended October 2, 1999 from $4.5 million for the prior period due to lower average outstanding levels of the Company's funded debt.

The Company recorded an income tax provision of $1.9 million, resulting in an effective income tax rate of 45% for the thirteen weeks ended October 2, 1999 as compared to a provision of $3.1 million resulting in an effective rate of 43% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirteen weeks ended October 2, 1999 of $2.2 million as compared to net income of $4.1 million in the prior period.

Thirty-nine weeks ended September 26, 1998 and October 2, 1999

Net sales for the thirty-nine weeks ended October 2, 1999 were $1,038.4 million as compared to $844.6 million for the thirty-nine weeks ended September 26, 1998. This 22.9% increase in net sales primarily reflects sales to several new customers operating supermarkets under the Foodtown banner that the Company began servicing in late December 1998, as well as increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased to $5.9 million for the thirty-nine weeks ended October 2, 1999 as compared to $5.5 million in the prior period as a result of the Company's overall increased business.

Gross margin (excluding warehouse expense) decreased to 9.8% of net sales or $102.0 million for the thirty-nine weeks ended October 2, 1999 as compared to 10.3% of net sales or $87.0 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.8% of net sales or $39.0 million for the thirty-nine weeks ended October 2, 1999 as compared to 4.3% of net sales or $36.6 million reflecting the combined effect of (i) applying largely fixed costs to higher revenues and (ii) the elimination of the costs of operating two frozen food facilities as operations ceased at the Garden City facility in April 1999.

Transportation expense decreased to 1.9% of net sales or $20.0 million for the thirty-nine weeks ended October 2, 1999 as compared to 2.2% of net sales or $18.2 million in the prior period due to greater efficiencies and a change in the Company's customer base.

Selling, general and administrative expense declined to 1.9% of net sales or $19.7 million for the thirty-nine weeks ended October 2, 1999 as compared to 2.0% of net sales or $17.1 million for the prior period due to the effect of applying largely fixed costs to higher revenues.

Other income, net of other expenses, increased to $2.0 million for the thirty-nine weeks ended October 2, 1999 as compared to $1.7 million for the prior period, excluding the recording of $7.2 million of income in the prior period from Fleming Companies, Inc as a result of the renegotiation of a contract.

Interest expense decreased to $12.7 million for the thirty-nine weeks ended October 2, 1999 from $13.6 million for the prior period due to lower average outstanding levels of the Company's funded debt.

The Company recorded an income tax provision of $4.8 million, resulting in an effective income tax rate of 46% for the thirty-nine weeks ended October 2, 1999 as compared to a provision of $3.8 million resulting in an effective rate of 48% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirty-nine weeks ended October 2, 1999 of $5.6 million as compared to $3.9 million, which included an extraordinary loss of $201,000, in the prior period.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility was amended effective August 1, 1999 and is now scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the bank's prime rate.

Borrowings under the Company's revolving bank credit facility were $10.0 million (excluding $5.3 million of outstanding letters of credit) at October 3, 1999. Additional borrowing capacity of $78.8 million was available at that time under the Company's then current, borrowing base certificate. The Company believes that these sources will be adequate to meet the Company's currently anticipated working capital needs, capital expenditures, and debt service requirements during the next four fiscal quarters.

During the thirty-nine weeks ended October 2, 1999, cash flows provided by operating activities were $21.5 million, consisting primarily of (i) cash generated from income before non-cash expenses of $16.2 million and (ii) an increase in accounts payable, accrued expenses, and other liabilities of $14.9 million, offset by an increase in accounts and notes receivable of $9.8 million.

Cash flows used in investing activities during the thirty-nine weeks ended October 2, 1999 were approximately $1.6 million which was used exclusively for capital expenditures. Net cash used in financing activities of approximately $11.2 million was utilized primarily to reduce the amount outstanding under the Company's bank revolver and capital leases.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $28.1 million during the thirty-nine weeks ended October 2, 1999 as compared to $20.3 million in the prior period, excluding the one time recording of $7.2 million of income with respect to Fleming. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

As part of the Company's 1998 $4.2 million facility integration and abandonment expense, related to the shut down of the Garden City facility and the move of its frozen business to Carteret, New Jersey, the Company recorded a reserve of $2.8 million consisting of (i) $2.2 million for rent and real estate taxes from May 1, 1999, the anticipated closure date of the facility, through March 31, 2000, the lease termination date, and (ii) $600,000 for the removal of certain equipment. As of October 2, 1999, the balance of the facility integration and abandonment reserve was $1.3 million, all of which is expected to be expended before March 31, 2000. As planned, the Company ceased operations in the facility in the second quarter of 1999 and is in the process of decommissioning the facility.

The consolidated indebtedness of the Company decreased to $167.3 million at October 2, 1999 as compared to $178.1 million at January 2, 1999. Stockholders' equity was $1.9 million on October 2, 1999 as compared to a deficiency of $3.7 million on January 2, 1999.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of October 2, 1999, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt. In addition, the bank credit facility now allows the payment of dividends under certain circumstances.

The Company is continually evaluating a number of growth strategies including expanding its product categories by acquisition or start up and expansion of the Company's retail presence. In addition, the Company is continuing its development and implementation of its internet based, home delivery and ordering system, EasyGrocer.Com. Currently the service is available in the borough of Manhattan in New York City.


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

Costs

The total expected cost of the Company's Year 2000 compliance program is projected to be less than $1.5 million, consisting primarily of internal salaries, of which approximately $1.2 million has been spent as of October 2, 1999. All costs are expensed as incurred.

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


Date:    November 4, 1999