Form 10-K
period 2000-01-01
DI GIORGIO CORP
filed 2000-02-25
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended January 1, 2000

     [ ] Transition report pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

     For the transition period from ______ to _____

     Commission File Number: 1-1790

                             DI GIORGIO CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                       94-0431833
       (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                  Identification Number)

           380 Middlesex Avenue
           Carteret, New Jersey                                    07008
 (Address of principal executive offices)                       (Zip Code)
                                 (732) 541-5555
              (Registrant's Telephone Number, Including Area Code)


     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                                   Name of Each Exchange
                                                             On Which Registered
           NONE                                                        NONE


     Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of February 18, 2000, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I



ITEM 1.  BUSINESS.

Overview

Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the largest retail food markets in the United States. Across its grocery, frozen and refrigerated product categories, the Company supplies approximately 17,300 food and non-food items (excluding certain cross-docked items), comprised predominantly of national brand name items, to more than 1,700 customer locations. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains principally in the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. Over 900 grocery, frozen and refrigerated items are offered with the Company's White Rose(TM) label. The White Rose(TM) label has been established for over 113 years and is well recognized in the New York City metropolitan area. For the year ended January 1, 2000, the Company had total revenue of $1,413.8 million, net income of $9.7 million and EBITDA (as defined herein) of $41.1 million, representing an increase from the prior year of 18.1%, 120.8% and 30.1% (when excluding a one-time $7.2 million other income item in fiscal 1998), respectively.

Formed in 1920, the Company was acquired in 1990 by a corporation controlled by Arthur M. Goldberg, the Company's current Chairman, President and Chief Executive Officer (the "1990 Acquisition"). Since the 1990 Acquisition, Mr. Goldberg and his management team have implemented a strategy focused on enhancing productivity, growing through the acquisition of complementary businesses, identifying and developing internal growth, as well as, new revenue opportunities and promoting brand name recognition of the Company's White Rose(TM) label.

In addition, the Company has developed an internet product which is currently being distributed to retail supermarkets in the New York Metropolitan area. EasyGrocer.com allows anyone connected to the internet to order from a local supermarket's entire inventory for either delivery or pickup. (See "Products"). In February 2000, the Company also re-entered the business of distributing fresh meat, poultry and seafood to certain of its customers through its existing refrigerated warehouse facilities.


Products

General.   Management   believes  that  the  distribution  of  multiple  product
categories gives the Company an advantage over its competitors by affording customers the ability to purchase grocery, frozen and refrigerated products from a single supplier. In addition to its large selection of multiple category items, the Company is able to merchandise its well-recognized White Rose(TM) label consistently across all three categories of products. White Rose(TM) label sales represented approximately 3.5% of 1999 sales. While some customers purchase items from all three product lines, others purchase items from only one or two product lines.

Products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are automatically adjusted on a regular basis based on vendor pricing.

White Rose(TM) Label. The White Rose(TM) label is a brand recognized for quality merchandise across over 900 grocery, frozen and refrigerated products, and has been marketed in the New York metropolitan area for over 113 years. Products under the White Rose(TM) brand are formulated to the Company's specifications, often by national brand manufacturers, and are subject to random testing to ensure quality. The White Rose(TM) brand allows independent retail customers to carry a recognized label across numerous product lines similar to chain stores while providing consumers with an attractive alternative to national brands. The Company believes that White Rose(TM) labeled products generally produce higher margins for its customers than national brands, and help the Company attract and retain customers.

Customer Support Services. The Company offers a broad spectrum of retail support services, including advertising, promotional and merchandising assistance; retail operations counseling; computerized ordering services; technology support including front-end equipment; insurance and coupon redemption services; and store layout and equipment planning. Recently, the Company added store engineering, sanitation and security services. The Company has a staff of retail counselors who visit stores on a regular basis to both represent the Company and to advise store management regarding their operations. Most of the Company's customers utilize computerized order entry, which allows them to place and confirm orders 24 hours a day, 7 days a week. The Company's larger independent and chain customers generally provide their own retail support.

The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new grocery store locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; and/or (iii) extended payment terms for initial inventories. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations  and  the  enlargement  and  remodeling  of  existing  stores.  Stores receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of January 1, 2000, the Company's customer financing portfolio had an aggregate balance of approximately $18.3 million. The portfolio consisted of approximately 68 loans with a range of $1,000 to $4.3 million.

Under the Company's insurance program, the Company offers customers the ability to purchase liability, property and crime insurance through a master policy purchased by the Company. Through its technologies division, the Company distributes and supports supermarket scanning (front-end) equipment which is compatible with the Company's information systems.

EasyGrocer.com

Through its website, EasyGrocer.com, the Company has developed a proprietary electronic commerce system with the specific needs of its customers and their retail consumer in mind. The program, which currently covers all of Manhattan is now being introduced into the other boroughs of New York City, as well as Northern New Jersey, Nassau County, Suffolk County and Westchester County in New York. It allows consumers to do their grocery shopping online 24 hours a day from the convenience of their home or office. Unlike many other services, EasyGrocer.com is a network of local grocery merchants familiar with the specific needs, including ethnic products, of their community. Consumers are able to shop the full inventory of specific stores they have frequented in the past. All products offered by the supermarket are included, including groceries, meat, produce, dairy, frozen food and health and beauty aids. Orders may be delivered or picked up at the store.

EasyGrocer.com derives recurring revenue from the following sources:
i)       per order charges to the participating stores
ii)      monthly maintenance charges from the participating stores
iii) advertising from product manufacturers for product images, banner advertising, product placement, and specials

EasyGrocer.com also charges stores a one time set up fee upon installation. In addition, it has established information partnerships with leading manufactures for which it receives revenue. The Company intends to enter other geographic markets with EasyGrocer.com, either by operating the system itself or licensing the technology to third parties.

The updated EasyGrocer.com web site became fully operational on January 3, 2000. Among its features are the following:

o  Easy to navigate front page presents options in an understandable fashion
o Full advertising support including weekly specials, product images, banner advertising and information
o Easy to use "My EasyGrocer" membership feature allows members to have their own home page with favorite stores, multiple shopping lists, etc.
o  Multiple price support for frequent shopper programs
o  Detailed on-line help and instructions
o Order status update allows consumers to monitor and edit orders already submitted
o Improved scheduling allows consumers to place orders up to two weeks in advance

Once on-line, the consumer is presented with a list of participating stores and the entire selection of products offered by those stores. Just as in a supermarket, weekly specials can be offered to internet customers. Employees of the store will select the order and will either deliver to or have it available for pickup by the consumer. Payment will be by means of secure credit card transmission over the internet. Electronic mailing of ad flyers and coupons, specifically geared to a particular shopper's buying history, is contemplated.

The plan is to give the consumer the same selection and flexibility as in the supermarket, but with added convenience.

The average EasyGrocer.com order size was $75 in December 1999. Management believes this average order size is significant in that it represents a substantial increase over the current participating stores' average sale. In considering growth strategies for EasyGrocer.com, the Company is considering a variety of alliances, marketing and advertising strategies. These may take the form of both traditional media campaigns, such as billboards, newspapers and radio advertising campaigns, as well as online ventures with leading internet portals.


Markets and Customers

The Company's principal markets encompass the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. The Company also has customers in upstate New York, Connecticut, Massachusetts, Pennsylvania and Delaware, and is evaluating further expansion into those markets.

The Company's customers include single and multiple store owners consisting of chains and independent retailers which generally do not maintain their own internal distribution operations for one or more of the Company's product lines. Some of the Company's customers are independent food retailers or members of voluntary cooperatives which seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. The Company's customers include food markets operating under some of the following trade names: Superfresh, Waldbaums, Food Emporium and A & P (all divisions of The Great Atlantic & Pacific Tea Co., Inc. "A&P"); Associated Food Stores
("Associated"); Gristedes and Sloans Supermarkets; King Kullen; Kings Super Markets; Quick Chek; Royal Farms; Scaturros; and Western Beef; as well as the Met(R), Pioneer(R), Super Food and Foodtown cooperatives.

The Met(R) and Pioneer(R) trade names are owned by the Company, however, the customers using the trade names are independently owned and operated. The Company and the customer stores operate as voluntary cooperatives allowing a customer to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by the Company. As part of the cooperative arrangement, these customers are obligated to purchase the majority of their grocery, frozen food and refrigerated product requirements from the Company, thereby enhancing the stability of this portion of the Company's customer base. These customers represented approximately 15.7% and 13.6% of net sales for the years ended January 2, 1999 and January 1, 2000, respectively. The decrease in the percentage of net sales is strictly a result of higher overall Company sales as both groups experienced increased annual sales from 1998 to 1999.

During the fifty-two weeks ended January 1, 2000, the Company's largest customers, A&P and Associated, accounted for approximately 26.3% and 15.2%, respectively, of net sales, and the Company's five largest customers accounted for approximately 56% of net sales. The Company and/or certain of its principal executive officers have long-standing relationships with most of the principal customers of the Company. The loss of certain of these principal customers or a substantial decrease in the amount of their purchases could be disruptive to the Company's business.

Warehousing and Distribution

The Company presently supplies its customers from three warehouse and distribution centers. All three facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. Management believes that the efficiency of its warehouse and distribution centers enables the Company to compete effectively. A warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping generating detailed cost information from which warehouse personal manage the workforce and flow of product, thus minimizing cost while maintaining the highest service level possible.

The Company's trucking system consists of 111 tractors (all of which are leased), 341 trailers (of which 314 are leased) and 6 trucks (all of which are leased). On approximately 20% of its deliveries, the Company is able to arrange "backhauls" of products from manufacturers' or other suppliers' distribution facilities located in the markets served by the Company, thereby enabling the Company to reduce its procurement costs. The Company regularly uses independent owner/operators to make deliveries on an "as needed" basis to supplement the use of its own employees and equipment. The Company makes approximately 1,000 deliveries per weekday to its customers with a combination of its own transportation fleet and that of third parties.

Due to the different storage and distribution requirements of each of the Company's product lines, the Company handles each product line in a separate facility. All of the Company's warehouse and distribution facilities are fully integrated through the Company's computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service.


Purchasing

The Company purchases products for resale to its customers from approximately 1,175 suppliers in the United States and abroad. Brand name products are purchased directly from the manufacturer, through the manufacturer's representatives or through food brokers by buyers in each operating division. White Rose(TM) label and several customers' private label products are purchased from producers, manufacturers or packers who are licensed by the Company or the specific customer The Company purchases products in large volume and resells them in the smaller quantities required by its customers. Management believes that the Company has the purchasing power to obtain competitive volume discounts from its suppliers. Substantially all categories of products distributed by the Company are available from a variety of manufacturers and suppliers, and the Company is not dependent on any single source of supply for any specific category, however, market conditions dictate that certain nationally prominent brands, available from single suppliers, be available for distribution. Order size and frequency are determined by the Company's buyers based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases, including the practice of taking advantage of situations when the manufacturer is selling an item at a discount pursuant to a special promotion, an industry practice known as "forward buying". This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.


Competition and Trademarks

The wholesale food distribution industry is highly competitive. The Company is one of the largest independent wholesale food distributors to supermarkets in the New York City metropolitan area. The Company's principal competitors in all three product categories, are C&S Wholesale Grocers, Inc., although it currently concentrates its business on larger chains, and Bozzuto's, Inc. Krasdale Foods, Inc. and General Trading Co. ("General Trading") are the Company's main competitor with respect to grocery distribution, General Trading with respect to refrigerated distribution, and Southeast Frozen Foods with respect to frozen food distribution. As the Company expands into other geographic markets, it expects to compete with national distributors in all product categories.

The  Company  also  competes  with   cooperatives,   such  as  Key  Food  Stores
Co-operative Inc., which provide distribution and support services to their affiliated independent retailers doing business under trade names licensed to them by the cooperatives. Unlike these competitors, the Company does not require payment of capital contributions to the Company by retailers desiring to use the Met(R) and Pioneer(R) names.

Management believes that the principal competitive factors in the Company's business include price, scope of products and services offered, distribution service levels, strength of private label brand offered, strength of store trademarks offered and store financing support. Management believes that the Company competes effectively by offering a full product line, including its White Rose(TM) label, retail support and financing services, its Met(R) and Pioneer(R) voluntary cooperative trademarks, flexible delivery schedules, competitive prices and competitive levels of customer services.

The Company believes there is significant competitive value in its White Rose(TM) brand, as well as its Met(R) and Pioneer(R) names.


Seasonality

Typically, the fiscal fourth quarter is the Company's strongest quarter in terms of profitablity with the fiscal third quarter the weakest. The third quarter comparative weakness has been mitigated somewhat by the Company's increased sales outside of New York City.

Employees

As of January 31, 2000, the Company employed approximately 1,275 persons, of whom approximately 685 were covered by collective bargaining agreements with various International Brotherhood of Teamsters locals.

The Company is a party to certain collective bargaining agreements with its warehouse and trucking employees at its refrigerated operation (expiring November 2000), its grocery operation (warehouse expiring October 2002 and trucking expiring May 2000) and its frozen operation (expiring January 2004).

Management believes that the Company's present relations with its work force are satisfactory.


ITEM 2. PROPERTIES

The Company's three principal warehouse and distribution facilities are set forth below.


     Location                       Use                  Square Footage            Lease Expiration
Carteret, New Jersey       Groceries, Non-Perishables,      645,000         2018 (plus two 5-year
                           and executive offices                                  renewal options)
Woodbridge, New Jersey     Refrigerated                     200,000         2001 (plus four 5-year
                                                                                  renewal options)
Carteret, New Jersey       Frozen                           181,000         2018 (plus two 5-year
                                                                                  renewal options)
Westbury, New York         Computer center                   11,800         2007


The aggregate operating lease rent paid in connection with the Company's facilities was approximately $5.7 million in fiscal 1999.

The Carteret grocery division distribution facility operates at approximately 90% of its current capacity and the refrigerated division distribution facility operates at 95% of its current capacity (both on a three shift basis), while the frozen foods division distribution facility operates at approximately 90% of its current capacity (on a two shift basis). Depending on the type of new business introduced (e.g. high turn product that is already slotted in inventory), each warehouse has capacity to grow. Both the grocery facility and frozen facility leases in Carteret provide for expansion of up to 161,000 sq. ft and 92,000 sq. ft., respectively.

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

The Company has recorded an estimate of its total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $924,000 as of January 1, 2000. The Company believes the reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that the identification of contamination at its current or former sites or changes in cleanup requirements would not result in significant costs to the Company.

The Company is now responsible for the monitoring (cleanups having been completed) of various sites previously owned or operated by the Company, the most significant of which are located in St. Genevieve, Missouri and Three Rivers, Michigan.

In addition, the Company has been identified as a potentially responsible party ("PRP") under CERCLA for clean-up costs at the Seaboard waste disposal site in North Carolina. The Company is a member of the de minimus group comprised of parties who allegedly contributed less than 1% of the total waste at the site.

Litigation. The Company is a defendant in an action entitled Twin County Grocers, Inc. et al. v. Food Circus Supermarkets, Inc. et al., filed in the United States Bankruptcy Court for the District of New Jersey on February 26, 1999. The plaintiff alleges that the Company was a party to a civil conspiracy, breached agreements, negotiated in bad faith and tortiously interfered with a contract and prospective economic advantage in connection with a potential sale of Twin County's business and seeks unspecified damages. The matter has recently been moved to the District Court of New Jersey and discovery is ongoing. The Company believes that the allegations are without merit and will continue to vigorously defend this action.

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

The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants contained in the Company's senior bank lending arrangement. As a result of these restrictive covenants, as of January 1, 2000, the Company is currently permitted to pay dividends in an amount up to $4.8 million and anticipates paying a $2.5 million dividend in late February or early March 2000.

ITEM 6.  SELECTED FINANCIAL DATA.


         The following table sets forth selected historical data of the Company for the periods indicated and has been prepared by adjusting the consolidated financial statements of the Company as if the merger between the Company and its former parent, White Rose Foods, Inc. ("White Rose"), with the Company as the survivor, had taken place as of January 1, 1995. Since the stockholders of the Company, upon consummation of the merger are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling of interests accounting. Such data should be read in conjunction with the consolidated financial statements and related notes included herein.

                                        Year Ended    Year Ended    Year Ended    Year Ended      Year Ended
                                       December 30,   December 28,  December 27,  January 2,        January 1,
                                          1995           1996           1997         1999 (c)          2000
                                       -----------------------------------------------------------------------------------
                                                                            (In thousands)
Income Statement Data:
Total revenue                          $ 1,023,041   $ 1,050,206   $ 1,071,800   $ 1,196,933      $ 1,413,827
Gross profit(a)                            107,505       114,487       112,633       121,939          138,971
  Warehouse expense                         39,676        41,038        42,453        49,440           51,865
  Transportation expense                    22,759        21,624        22,042        24,719           26,607
  Selling, general and                      21,877        22,694        21,598        22,760           25,834
  Facility integration and                    --            --            --           4,173             --
  Amortization--excess of cost over
    net assets acquired                      2,892         2,892         2,459         2,460            2,425
Operating income                            20,301        26,239        24,081        18,387           32,240
  Interest expense                          24,887        23,955        21,890        18,170           16,679
  Amortization--deferred financing           1,457         1,138           944           721              764
  Other (income), net                       (3,842)       (3,758)       (3,242)       (9,534)(e)       (2,744)
Income (loss) from continuing
operations
  before income taxes and
extraordinary items
  extraordinary items                       (2,201)        4,904         4,489         9,030           17,541
Income taxes                                   105         3,053        (1,241)        4,449            7,872
Income (loss) from continuing
   operations before extraordinary
items                                       (2,306)        1,851         5,730         4,581            9,669
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax          510           219        (8,693)         (201)            --
Net (loss) income                      $    (1,796)  $     2,070   $    (2,963)  $     4,380      $     9,669

                                       December 30,   December 28,  December 27,  January 2,        January 1,
                                          1995           1996           1997         1999 (c)          2000
                                       ----------------------------------------------------------------------------------
                                                                           (In thousands)
Balance Sheet Data:
Total assets                           $   318,430  $   301,069  $   279,961      $   274,828      $   273,406
Working capital                              7,344       12,342       23,365           41,117           56,397
Total debt including capital leases        223,543      215,308      196,966          178,127          164,069
Total stockholder's equity                   2,035        4,105       (3,081)(b)       (3,701)(d)        5,968
(deficiency)

----------


(a)  Gross profit excludes warehouse expense shown separately.

(b) The decrease in stockholders' equity was the result of the $8.7 million extraordinary charge, net of tax, on the extinguishment of debt as a result of the Refinancing described in Management's Discussion and Analysis, general and included in the Statement of Operations for the year ended December 27, 1997. In addition, the Company dividended non-cash, non-core assets consisting of land in Colorado and notes receivable with an aggregate book value of approximately $4.2 million and $61,400 in cash to its stockholders on June 20, 1997.

(c)  Represents a 53 week fiscal year.

(d)  Including $5 million stock repurchase in May 1998.

(e) Includes $7.2 million consideration pursuant to an agreement with Fleming Companies, Inc. See Management's Discussion and Analysis, Results of Operations 53 weeks ending January 2, 1999 and 52 weeks ending December 27, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; competition; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations.


General

On June 20, 1997, the Company completed a refinancing of itself and its former parent, White Rose ("Refinancing"), intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were (i) the offering of $155 million 10% senior notes due 2007,
(ii) the modification of the Company's bank credit facility, (iii) the receipt of $8.9 million from the repayment of a note held by the Company from Rose Partners, LP, which owns 98.5% of the Company, (iv) the consummation of the tender offers and consent solicitations commenced by the Company and White Rose on May 16, 1997 in respect of the Company's 12% Senior Notes due 2003 and White Rose's 12-3/4% Senior Discount Notes due 1998, respectively, (v) the $4.2 million dividend by the Company to White Rose of certain non-cash assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders and (vi) the merger of White Rose with and into the Company with the Company surviving the merger ("Merger").

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

Results of Operations

Fifty-two-weeks  ended  January 1, 2000 and  fifty-three  weeks ended January 2,
1999

Net sales for the fifty-two weeks ended January 1, 2000 were $1,406.1 million as compared to $1,189.3 million for the fifty-three weeks ended January 2, 1999. This 18.2% increase in net sales primarily reflects sales to several customers operating supermarkets under the Foodtown banner that the Company began servicing in late December 1998, as well as increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased to $7.7 million for the fifty-two weeks ended January 1, 2000 as compared to $7.6 million in the prior period as a result of the Company's overall increased business, despite the cessation of the Company's storage businesses in Garden City, NY and Kearny, NJ.

Gross margin (excluding warehouse expense) decreased to 9.9% of net sales or $139.0 million for the fifty-two weeks ended January 1, 2000 as compared to 10.3% of net sales or $121.9 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps intended to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures are expected to continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.7% of net sales or $51.9 million for the fifty-two weeks ended January 1, 2000 as compared to 4.2% of net sales or $49.4 million reflecting the combined effect of (i) applying largely fixed costs to higher revenues and (ii) the elimination of the costs of operating two frozen food facilities as operations ceased at the Garden City facility in April 1999.

Transportation expense decreased to 1.9% of net sales or $26.6 million for the fifty-two weeks ended January 1, 2000 as compared to 2.1% of net sales or $24.7 million in the prior period due to greater efficiencies and a change in the Company's customer base.

Selling, general and administrative expense declined to 1.8% of net sales or $25.8 million for the fifty-two weeks ended January 1, 2000 as compared to 1.9% of net sales or $22.8 million for the prior period due to the effect of applying largely fixed costs to higher revenues.

Other income, net of other expenses, increased to $2.7 million for the fifty-two weeks ended January 1, 2000 as compared to $2.3 million for the prior period, excluding the recording of $7.2 million of income in the prior period from Fleming Companies, Inc. as a result of the renegotiation of a contract.

Interest expense decreased to $16.7 million for the fifty-two weeks ended January 1, 2000 from $18.2 million for the prior period due to lower average outstanding levels of the Company's funded debt.

The Company recorded an income tax provision of $7.9 million, resulting in an effective income tax rate of 45% for the fifty-two weeks ended January 1, 2000 as compared to a provision of $4.4 million resulting in an effective rate of 49% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the fifty-two weeks ended January 1, 2000 of $9.7 million as compared to $4.4 million, which included an extraordinary loss of $201,000, in the prior period.

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

Gross margin (excluding warehouse expense) decreased to 10.3% of net sales or $121.9 million for the fifty-three weeks ended January 2, 1999 as compared to 10.6% of net sales or $112.6 million for the prior period as a result of a change in mix of both customers and product sold. The Company took and expects to take steps intended to maintain and improve its margins; however, factors such as the decrease in promotional activities, changes in product mix, additions of high volume, low margin customers, or competitive pricing pressures are expected to continue to have an effect on gross margin.

Warehouse expense increased to 4.2% of net sales or $49.4 million for the fifty-three weeks ended January 2, 1999 as compared to 4.0% of net sales or $42.5 million for the prior period primarily (i) as a result of operating two frozen food facilities in Carteret, New Jersey and Garden City, New York since April 1998, and (ii) the amended grocery facility lease discussed below. Beginning in the third quarter of 1998, after all the frozen distribution business was transitioned to the new Carteret, NJ frozen facility, warehouse expense includes $2.7 million related to the Garden City facility which was being used for outside public storage as well as some secondary self storage. With respect to the grocery facility lease, in November 1997, the Company amended its grocery facility lease, adding additional leased property, extending the term, and increasing the annual rental obligations. The changes in the provisions of that lease resulted in the amended lease being treated as a new lease and accounted for as an operating lease. Had the terms of the lease not changed, warehouse expense as a percentage of sales would have decreased by .1% of sales in the current period.

Transportation expense remained constant at 2.1% of net sales or $24.7 million for the fifty-three weeks ended January 2, 1999 as compared to 2.1% of net sales or $22.0 million in the prior period.

Selling, general and administrative expense decreased to 1.9% of net sales or $22.8 million for the fifty-three weeks ended January 2, 1999 as compared to 2.0% of net sales or $21.6 million in the prior period primarily due to the effect of applying fixed costs to higher revenues.

The Company recorded $4.2 million of facility integration and abandonment expenses related to the shut down of the Garden City facility and the move of its frozen business to Carteret, New Jersey. This expense consisted of (i) $4.1 million related to the impairment of the leasehold improvement at Garden City,
(ii) $2.2 million related to rent and real estate taxes from May 1, 1999, the anticipated closure date of its Garden City facility, through March 2000, the lease termination date, (iii) $600,000 for the removal of certain equipment, and
(iv) $400,000 related to rent before the new facility was operable and moving expenses. These expenses were offset by the $3.1 million gain on the sale of the Garden City facility in April 1998. As of January 2, 1999, the balance of the reserve was $2.8 million, all of which was expected to be expended before March 2000.

Other income, net of other expenses, increased to $9.5 million for the fifty-three weeks ended January 2, 1999 from $3.2 million in the prior period. In 1998, the Company entered into an agreement with Fleming Companies, Inc. which called for (i) the Company to receive consideration resulting in a $7.2 million nonrecurring gain from renegotiating a contract to clarify past practices and (ii) a strategic marketing alliance which may generate modest commission income in the future. This increase was offset somewhat by (i) the loss of approximately $369,000 of rental income relating to the Farmingdale facility which was sold in the prior period and (ii) a lower level of interest income as a result of the repayment of the Rose Partners, LP. note receivable (repaid in June 1997) which accounted for $502,000 of interest income in the prior period. The Farmingdale facility was sold in August 1997 with the proceeds used to reduce outstanding indebtedness.

Interest expense decreased to $18.2 million for the fifty-three weeks ended January 2, 1999 from $21.9 million for the prior period. The comparative decrease from the 1997 period represents a decline in both the average outstanding level of the Company's funded debt and the average interest rate as a result of the Refinancing on June 20, 1997.

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


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility was amended and restated as of November 15, 1999. It is now scheduled to mature on June 30, 2004, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the bank's prime rate.

Borrowings under the Company's revolving bank credit facility were $6.8 million (excluding $5.1 million of outstanding letters of credit) at January 1, 2000. Additional borrowing capacity of $73.3 million was available at that time under the Company's then current, borrowing base certificate. The Company believes that these sources will be adequate to meet the Company's currently anticipated working capital needs, capital expenditures, and debt service requirements during the next four fiscal quarters.

During the fifty-two weeks ended January 1, 2000, cash flows provided by operating activities were $18.5 million, consisting primarily of cash generated from income before non-cash expenses of $24.2 million offset by an increase in accounts and notes receivable of $6.1 million.

Cash flows used in investing activities during the fifty-two weeks ended January 1, 2000 were approximately $3.4 million which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $14.5 million was utilized primarily to reduce the amount outstanding under the Company's bank revolver and capital leases.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization and certain one-time charges, was $41.1 million during the fifty-two weeks ended January 1, 2000 as compared to $31.6 million in the prior period, excluding the one time recording of $7.2 million of income with respect to the agreement with Fleming Companies, Inc. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

As part of the Company's 1998 $4.2 million facility integration and abandonment expense, related to the shut down of the Garden City facility and the move of its frozen business to Carteret, New Jersey, the Company recorded a reserve of $2.8 million consisting of (i) $2.2 million for rent and real estate taxes from May 1, 1999, the anticipated closure date of the facility, through March 31, 2000, the lease termination date, and (ii) $600,000 for the removal of certain equipment. As of January 1, 2000, the balance of the facility integration and abandonment reserve was $ 359,000, all of which is expected to be expended before March 31, 2000. As planned, the Company ceased operations in the facility in the second quarter of 1999 and is in the final stages of decommissioning the facility.

The consolidated indebtedness of the Company decreased to $164.1 million at January 1, 2000 as compared to $178.1 million at January 2, 1999. Stockholders' equity was $6.0 million on January 1, 2000 as compared to a deficiency of $3.7 million on January 2, 1999. The Company anticipates paying a $2.5 million dividend in the first quarter of 2000.

The Company currently does not expect to spend more than $4.0 million during 2000 on capital expenditures, but the Company may purchase certain assets used in its business instead of leasing them due to economic conditions.

The Company expended approximately $150,000 in fiscal 1999 and does not expect to expend more than $600,000 in fiscal 2000 in connection with the environmental remediation of certain presently owned or divested properties. At January 1, 2000, the Company has reserved $924,000 for those known environmental liabilities. The Company intends to finance the remediation through internally generated cash flow or borrowings. Management believes that should the Company become liable as a result of any material adverse determination of any legal or governmental proceeding beyond the expected expenditures, it could have an adverse effect on the Company's liquidity position.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of January 1, 2000, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt. In addition, the bank credit facility now allows the payment of dividends under certain circumstances.

The Company is continually evaluating a number of growth strategies including expanding its product categories by acquisition or start up and expansion of the Company's retail presence. In considering growth strategies for EasyGrocer.com, the Company is considering a variety of alliances, marketing and advertising strategies. These may take the form of both traditional media campaigns, such as billboards, newspapers and radio advertising campaigns, as well as online ventures with leading internet portals and cooperative advertising with manufacturers and vendors. While the Company is planning to co-brand some of these ventures, the Company does not expect to spend more than $1 million in excess of EasyGrocer.com's revenues to promote EasyGrocer.com during fiscal 2000.

Year 2000 Computer Issues

The Company did not experience any material Year 2000 computer problems and, to the best of the Company's knowledge, its customers also did not experience any material Year 2000 computer problems. The Company's computer and the computers used to operate the systems within the Company's office and distribution facilities (i.e. the heating, refrigeration, air conditioning, telephone and security systems) functioned properly into the year 2000. As a result, the Company was able to service its customers and communicate with its suppliers without disruption.

Although some people believe that February 29, 2000 may cause computer problems similar to those which were predicted for the Year 2000, the Company does not expect to encounter such problems.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 1999's average outstanding bank debt, a 100 basis point change in interest rates would change interest expense by approximately $144,000. For fixed rate debt such as the Company's $155 million 10% senior notes, interest rate changes effect the fair market value of the notes but do not impact earnings or cash flows.

The Company does not presently use financial derivative instruments to manage its interest costs. The Company has no foreign exchange risks and only minimal commodity risk with respect to commodities such as fuel oil.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements...............................    F-1

Independent Auditors' Report.............................................    F-2

Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000....    F-3

Consolidated Statements of Operations for each of the
 three years in the period ended January 1, 2000.........................    F-4

Consolidated Statements of Changes in Stockholders'
 Equity (Deficiency) for each of the three years in the period
 ended January 1, 2000...................................................    F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended January 1, 2000.....................    F-6

Notes to Consolidated Financial Statements...............................    F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                   MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:

                            Age      Position

Arthur M. Goldberg (2)(3)    58      Chairman of Board of Directors, President
                                     and Chief Executive Officer

Richard B. Neff (3)          51      Executive Vice President, Chief Financial
                                     Officer and Director

Stephen R. Bokser            57      Executive Vice President, President of
                                     White Rose Food Division of Di Giorgio
                                     and Director

Jerold E. Glassman (3)       64      Director

Emil W. Solimine (2)         55      Director

Charles C. Carella (1)       66      Director

Jane Scaccetti (1)           45      Director

Joseph R. DeSimone           60      Senior Vice President Distribution

Robert A. Zorn               45      Senior Vice President and Treasurer

Lawrence S. Grossman         38      Vice President and Corporate Controller
----------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Executive Committee

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

Mr. Goldberg has been Chairman of the Board, President and Chief Executive Officer of Di Giorgio since 1990. Since January 1999, Mr. Goldberg has been a Director, President and Chief Executive Officer of Park Place Entertainment Corp., a casino hotel operator. Prior thereto, he was a Director and Executive Vice President and President -- Gaming Operations, Hilton Hotels Corporation, since December 1996. He was President, Chairman and Chief Executive Officer and a director of Bally Entertainment Corporation from October 1990 to December 1996. He is also Managing Partner, Arveron Investments, LP, since 1986. Mr. Goldberg is also a director of Bally Total Fitness Holding Corporation, Bally's Grand, Inc., and First Union Corporation. Mr. Goldberg, in his capacity as the sole general partner of Rose Partners, L.P., controls the voting and investment of 98.5% of the outstanding common stock of the Company.

Mr. Neff has been Executive Vice President, Chief Financial Officer and Director of Di Giorgio since 1990. He is also a Director of Ryan Beck & Co., an investment banking concern and Bruno's Inc., a supermarket operator.

Mr. Glassman has been a Director of Di Giorgio since 1990. Since prior to 1990, Mr. Glassman has been Managing Partner of Grotta, Glassman & Hoffman, a law firm which has its primary office in Roseland, New Jersey. Since 1998, Mr. Glassman has served on the Board of DBT Online, Inc. He is also on the Board of Essex Valley Healthcare, Inc.

Mr. Bokser has been Executive Vice President and Director of Di Giorgio since February 1990. In addition, Mr. Bokser has served as President of the White Rose Foods Division of Di Giorgio since prior to 1991. Mr. Bokser is also a director of Foodtown, Inc, a supermarket cooperative since October 1999, as well as a director of Maimonides Hospital in Brooklyn, NY.

Mr. Solimine has been a Director of Di Giorgio since 1990. He also is the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1991.

Mr. Carella became a Director of Di Giorgio in 1995. Since prior to 1991, Mr. Carella has been a Partner of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a law firm which has its primary office in Roseland, New Jersey. Mr. Carella is a member of the Board of Administrations of Archdiocese of Newark and the Board of Trustees of Fordham University. He is also a director of the Cancer Institute of New Jersey.

Ms. Scaccetti became a Director of Di Giorgio in 1996. Ms. Scaccetti has been a shareholder for the past nine years of Drucker & Scaccetti, P.C., a firm specializing in accounting and business advisory services. She is also a director for Nutrition Management Services Company, Pennsylvania Savings Bank, Temple University Health Systems, and the Arthritis Foundation. Ms. Scaccetti is a certified public accountant.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued to the Chief Executive Officer and each of the four most highly compensated executive officers of Di Giorgio whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended January 1, 2000.

                                                                 Other Annual     All Other
Name and Principal Position          Year    Salary     Bonus    Compensation    Compensation
                                                                     (1)
Arthur M. Goldberg,                  1999   $400,000       --         --            --
Chairman of the Board, President     1998   $400,000       --         --            --
and Chief Executive Officer          1997   $400,000       --         --            --

Richard B. Neff,                     1999   $325,000   $515,000       --        $2,400(2)
Executive Vice President             1998   $325,000   $475,000       --        $2,400(2)
and Chief Financial Officer          1997   $275,923   $261,000       --        $2,400(2)

Stephen R. Bokser,                   1999   $325,000   $515,000       --        $2,400(2)
Executive Vice President             1998   $325,000   $300,000       --        $2,400(2)
and President of White Rose          1997   $313,000   $250,000       --        $2,400(2)
Division

Robert A. Zorn,                      1999   $230,600   $ 35,000       --        $2,400(2)
Senior Vice President and            1998   $220,600   $ 30,000       --        $2,400(2)
Treasurer                            1997   $210,600   $ 32,500       --        $2,400(2)

Joseph R. DeSimone                   1999   $180,300   $ 30,000       --        $2,400(2)
Senior Vice President                1998   $171,800   $ 26,000       --        $2,400(2)
Warehousing and Distribution         1997   $163,300   $ 25,000       --        $2,400(2)


(1) Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 1997, 1998, and 1999 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

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

The Company is a party to an agreement with Mr. Zorn which provides that six months notice be given by either party to terminate his employment. Currently, Mr. Zorn is entitled to receive an annual salary of $245,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at the sole discretion of the Company. Mr. Zorn may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Zorn's employment with the Company; or (ii) certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

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

A participant earns a nonforfeitable (i.e., vested) right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan is as follows:
Mr. Goldberg, $27,720; Mr. Neff, $25,644; Mr. Bokser $92,700; Mr. Zorn, $15,276;
Mr. De Simone, $19,056.

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

Eligible employees may elect to contribute on a tax deferred basis from 1% to 15% of their total compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution of 30%.

Each participant has a fully vested (i.e., nonforfeitable) interest in all contributions made by them and in the matching contributions made by the Company on their behalf through 1994. For years beginning with 1995, there is a 5 year vesting period. The employee has full investment discretion over all contributions.

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

Compensation of Directors

Directors of the Company who are not employees or otherwise affiliated with the Company receive a quarterly retainer of $4,000 plus fees of $1,000 per day for attendance at Board of Directors and Committee meetings. All directors of the Company are also reimbursed for out-of-pocket expenses associated with attendance at Board meetings.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 1, 2000, the Compensation Committee consisted of Arthur M. Goldberg and Emil W. Solimine. Mr. Goldberg currently serves as Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Solimine currently serves as a Director of the Company.

See "Certain Transactions".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Mr. Goldberg, through his indirect beneficial ownership of the Company, controls the affairs of the Company, the majority of the common stock of which is owned by Rose Partners, LP (98.5%). Mr. Goldberg controls the affairs of Rose Partners, LP in his capacity as sole general partner.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bokser was a director of Western Beef, Inc. In fiscal 1999, the Company sold various food products to Western Beef, Inc. in the amount of $50.9 million.

The Company employs Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, a director of the Company, is a partner, for legal services on an on-going basis. The Company paid approximately $128,000 to the firm for fiscal 1999.

The Company employs Emar Group, Inc. ("Emar Group"), a risk management and insurance brokerage company controlled by Emil W. Solimine, a director of the Company, for risk management and insurance brokerage services. The Company paid Emar Group approximately $150,000 in fiscal 1999 for such services.

In fiscal 1999, the Company recorded income of $64,000 from Park Place Entertainment Corp., a company Mr. Goldberg serves as President and Chief Executive Office, in connection with the sharing of its office facilities and sundry other expenses.

The Company believes that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   Documents filed as part of this report.

     1.   Financial Statements

          Independent Auditors' Report...................................... F-2

          Consolidated Balance Sheets as of January 2, 1999
          and January 1, 2000............................................... F-3

          Consolidated Statements of Operations for each of the
          three years in the period ended January 1, 2000................... F-4

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficiency) for each of the three years in the period ended January 1, 2000............................................. F-5

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended January 1, 2000............... F-6

          Notes to Consolidated Financial Statements........................ F-8

     2.   Financial Statement Schedule

          Schedule II--Valuation and Qualifying Accounts.................... S-1

     3.   Exhibits

          A. Exhibits

          Exhibit No.                Exhibit

          2.1(8) - Certificate of Ownership and Merger merging White Rose Foods, Inc. with and into Di Giorgio Corporation.

          3.1(2)    - Restated Certificate of Incorporation.

          3.2(2)    - Bylaws.

          4.1(7) - Indenture between Di Giorgio Corporation and The Bank of New York, as Trustee, including the form of Note, dated as of June 20, 1997.

          10.1(9)+ - Amended and Restated Employment Agreement effective as of October 31, 1997 between the Company and Richard B. Neff.

          10.2(1)+ - Employment Agreement dated February 18, 1992 between the Company and Robert A. Zorn

          10.3(8)+ - Second Amended and Restated Employment Agreement dated June 30, 1997 between the Company and Stephen R. Bokser

          10.4(3)+ - Di Giorgio Retirement Plan as Amended and Restated effective January 1, 1989 (dated January 26, 1996)

          10.5(5)+ - Di Giorgio Retirement Savings Plan as Amended and Restated effective January 1, 1989

          10.6(6)+ - Amendment to the Di Giorgio Retirement Savings Plan effective January 1, 1989 (dated November 28, 1995)

          10.7(3) - License and Security Agreement dated as of February 1, 1993, by Di Giorgio Corporation in favor of BT Commercial Corporation, as agent

          10.8(4) - Lease between AMAX Realty Development, Inc. and V. Paulius and Associates and the Company dated February 11, 1994 relating to warehouse facility at Carteret, New Jersey

          10.9(5) - Sublease Agreement dated June 20, 1994 between Fleming Foods East Inc. (landlord) and Di Giorgio Corporation (tenant) relating to facilities located in Woodbridge, New Jersey.

          10.10(10) - Lease between AMAX Realty Development, Inc. and V. Paulius and Associates and the Company dated November 26, 1997 for a frozen food warehouse facility at Carteret, New Jersey.

          10.11(10) -  Third  Amendment,  dated  as of  November  26,  1997,  to
                    Carteret grocery warehouse lease dated as of February 11, 1994.

          10.12(10) -   Agreement   of  Lease   between   the   Company  and  FR
                    Acquisitions, Inc. for the Garden City, New York frozen food facility dated as of February 19, 1998.

          10.13(11) - Restated Credit Agreement dated as of November 15, 1999 among Di Giorgio Corporation as Borrower, the financial institutions thereto, as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Deutsche Bank AG New York, as Issuing Bank.

          12.1(7) - Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

          21(11)    - Subsidiaries of the Registrant

----------
+    Compensation plans and arrangements of executives and others.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-53886) filed with the Commission on October 28, 1992

(2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 of Di Giorgio (File No. 33-53886) filed with the Commission on January 11, 1993

(3) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 33-53886) filed with the Commission on February 1, 1993

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for year ended January 1,1994 (File 1-1790)

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 1994 (File 1-1790)

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995 (File 1-1790)

(7) Incorporated by reference to Registration Statement No. 333-30557 on Form S-4 filed with the Securities and Exchange Commission on July 1, 1997.

(8)  Incorporated by reference to Amendment No. 1 to the Company's  Registration
     Statement  on  Form  S-4   (Registration  No.  333-30557)  filed  with  the
     Commission on July 16, 1997.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (File 1-1790).

(10) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 27, 1997 (File 1-1790).

(11) Filed herewith.

b.   Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of Feburary, 2000.

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

Signature                    Title                                    Date

 /s/ Arthur M. Goldberg      Chairman, President and Chief     February 23, 2000
 ----------------------      Executive Officer (Principal
Arthur M. Goldberg           Executive Officer)


 /s/ Jerold E. Glassman      Director                          February 23, 2000
 ----------------------
Jerold E. Glassman


 /s/ Emil W. Solimine        Director                          February 23, 2000
 ----------------------
Emil W. Solimine


 /s/ Charles C. Carella      Director                          February 23, 2000
 ----------------------
Charles C. Carella


 /s/ Jane Scaccetti          Director                          February 23, 2000
 ----------------------
Jane Scaccetti


 /s/ Richard B. Neff         Executive Vice President and      February 23, 2000
 ----------------------      Chief Financial Officer
Richard B. Neff              (Principal Financial and
                             Accounting Officer); Director


 /s/ Stephen R. Bokser       Executive Vice President and      February 23, 2000
 ----------------------      Director
Stephen R. Bokser

                                                                            Page

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS                         F-2

FINANCIAL  STATEMENTS AS OF JANUARY 1, 2000 AND JANUARY 2, 1999,
   AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 2000:

   Consolidated Balance Sheets                                               F-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity (Deficiency)              F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey:

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Di Giorgio Corporation and Subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


New York, New York
February 17, 2000

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 2, 1999 AND JANUARY 1, 2000 (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                     January 2,      January 1,
ASSETS                                                                  1999            2000
CURRENT ASSETS:
  Cash and cash equivalents                                           $     459    $     988
  Accounts and notes receivable - Net                                    83,012       88,845
  Inventories                                                            60,482       61,546
  Deferred income taxes                                                  11,283        7,655
  Prepaid expenses                                                        3,055        2,633
                                                                          -----        -----

           Total current assets                                         158,291      161,667

PROPERTY, PLANT AND EQUIPMENT - Net                                       8,333       10,238

NOTES RECEIVABLE                                                         11,844       11,386

DEFERRED FINANCING COSTS                                                  4,935        4,652

OTHER ASSETS                                                             15,255       11,719

EXCESS OF COST OVER NET ASSETS ACQUIRED - Net                            76,170       73,744
                                                                         ------       ------

TOTAL ASSETS                                                          $ 274,828    $ 273,406
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

CURRENT LIABILITIES:
  Revolving credit facility                                           $  20,628    $   6,782
  Current installment - long-term debt and capital lease liability          211          167
  Accounts payable - trade                                               71,616       72,410
  Accrued expenses                                                       24,719       25,911
                                                                         ------       ------

           Total current liabilities                                    117,174      105,270

LONG-TERM DEBT                                                          155,000      155,000

CAPITAL LEASE LIABILITY                                                   2,288        2,120

OTHER LONG-TERM LIABILITIES                                               4,067        5,048

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 78.116 shares                                 --           --
  Common stock, Class B, $.01 par value, nonvoting - authorized,
    1,000 shares; issued and outstanding, 76.869 shares                    --           --
  Additional paid-in capital                                              8,002        8,002
  Accumulated deficit                                                   (11,703)      (2,034)
                                                                        -------       ------

            Total stockholders' equity (deficiency)                      (3,701)       5,968
                                                                         ------        -----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)                                                       $ 274,828    $ 273,406
                                                                      =========    =========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 2000
(in thousands)
--------------------------------------------------------------------------------

                                                    December 27,    January 2,     January 1,
                                                        1997           1999           2000
REVENUE:
  Net sales                                        $ 1,065,381    $ 1,189,296    $ 1,406,094
  Other revenue                                          6,419          7,637          7,733
                                                         -----          -----          -----

           Total revenue                             1,071,800      1,196,933      1,413,827

COST OF PRODUCTS SOLD                                  959,167      1,074,994      1,274,856
                                                       -------      ---------      ---------

           Gross profit - exclusive of warehouse
             expense shown separately below            112,633        121,939        138,971

OPERATING EXPENSES:
  Warehouse expense                                     42,453         49,440         51,865
  Transportation expense                                22,042         24,719         26,607
  Selling, general and administrative expenses          21,598         22,760         25,834
  Facility integration and abandonment expense            --            4,173           --
  Amortization - excess of cost over net assets
     acquired                                            2,459          2,460          2,425
                                                         -----          -----          -----

OPERATING INCOME                                        24,081         18,387         32,240

INTEREST EXPENSE                                        21,890         18,170         16,679

AMORTIZATION - Deferred financing costs                    944            721            764

OTHER INCOME - Net                                      (3,242)        (9,534)        (2,744)
                                                        ------         ------         ------

INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                               4,489          9,030         17,541

PROVISION (BENEFIT) FOR INCOME TAXES                    (1,241)         4,449          7,872
                                                        ------          -----          -----

INCOME BEFORE EXTRAORDINARY
    ITEM                                                 5,730          4,581          9,669

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt - net of tax           (8,693)          (201)          --
                                                        ------           ----          -----

NET INCOME (LOSS)                                  $    (2,963)   $     4,380    $     9,669
                                                   ===========    ===========    ===========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 2000
(in thousands, except share data)
--------------------------------------------------------------------------------

                                Class A                Class B        Additional
                             Common Stock           Common Stock        Paid-in   Accumulated
                          Shares       Amount    Shares       Amount    Capital     Deficit       Total

BALANCES,
  DECEMBER 28, 1996       101.622      $ --      100.000      $ --     $ 17,225    $(13,120)   $  4,105

  Net loss                   --          --         --          --         --        (2,963)     (2,963)

  Dividend to
    stockholders             --          --         --          --       (4,223)       --        (4,223)
                          -------       ----     -------       ----      ------       ----       ------

BALANCES,
  DECEMBER 27, 1997       101.622        --      100.000        --       13,002     (16,083)     (3,081)

  Net income                 --          --         --          --         --         4,380       4,380

  Stock repurchase        (23.506)       --      (23.131)       --       (5,000)       --        (5,000)
                          -------       ----     -------       ----      ------       ----       ------

BALANCES,
  JANUARY  2, 1999         78.116        --       76.869        --        8,002     (11,703)     (3,701)

  Net income                 --          --         --          --         --         9,669       9,669
                          -------       ----     -------       ----      ------       ----       ------

BALANCES,
  JANUARY  1, 2000         78.116      $ --       76.869      $ --     $  8,002    $ (2,034)   $  5,968
                           ======      ====       ======      ====     ========    ========    ========




See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 2000
(in thousands)
--------------------------------------------------------------------------------

                                                              December 27,  January 2,   January 1,
                                                                  1997        1999         2000
                                                                 ------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  (2,963)   $   4,380    $   9,669
  Adjustments to reconcile net income (loss) to net
    cash provided by operations:
    Extraordinary loss on extinguishment of
      debt - net of tax                                           8,693          201         --
    Depreciation and amortization                                 4,544        2,488        1,502
    Amortization of deferred financing costs                        944          721          764
    Amortization of excess of cost over net assets acquired       2,459        2,460        2,425
    Other amortization                                            1,840        2,188        2,153
    Provision for doubtful accounts                               1,300          825          700
    Increase in prepaid pension cost                               (667)        (297)        (389)
    Noncash interest - net                                        3,010         --           --
    Deferred taxes                                               (1,241)       4,155        7,415
    Gain on reclassification of capitalized lease - net          (2,838)        --           --
    Impairment loss on leasehold improvements                     2,698        4,047         --
    Facility integration reserve                                   --          2,813         --
    Gain on sale of Garden City facility                           --         (3,115)        --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts and notes receivable                           (11,465)     (12,122)      (6,533)
        Inventories                                              (6,558)      (4,361)      (1,064)
        Prepaid expenses                                            660       (6,104)         422
        Other assets                                             (5,103)       5,896         (207)
        Long-term receivables                                      (804)      (4,416)         458
      Increase (decrease) in:
        Accounts payable                                          9,431       12,717          794
        Accrued expenses and other liabilities                   (3,932)      (1,000)         367
                                                                 ------       ------          ---

           Net cash provided by operating activities                  8       11,476       18,476
                                                                 ------       ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                     (3,829)      (2,990)      (3,408)
  Proceeds from Farmingdale sale                                 12,432         --           --
  Net proceeds from Garden City facility sale                      --         13,721         --
                                                                 ------       ------       ------

              Net cash (used in) provided by
                investing activities                              8,603       10,731       (3,408)
                                                                 ------       ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility - net                                        (7,050)         959      (13,846)
  New note offering                                             155,000         --           --
  Premiums on completed tender offers                           (10,829)        (335)        --
  Finance fees paid                                              (6,017)        --           (481)
  Repayments of debt                                           (145,295)     (19,603)        --
  Stock repurchase                                                 --         (5,000)        --
  Collection of Rose Partners note receivable                     8,917         --           --
  Dividend to stockholders                                          (61)        --           --
  Repayments of capital lease obligations                        (2,547)        (195)        (212)
  Premiums on mortgage payoff                                       (52)        --           --
                                                                 ------       ------       ------

           Net cash used in financing activities                 (7,934)     (24,174)     (14,539)
                                                                 ------      -------      -------


See notes to consolidated financial statements.
                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 2000
(in thousands)
--------------------------------------------------------------------------------

                                                              December 27,  January 2,   January 1,
                                                                  1997        1999         2000
                                                                 ------      -------      -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            $     677    $  (1,967)   $     529

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                               1,749        2,426          459
                                                                 ------       ------       ------

 CASH AND CASH EQUIVALENTS, END OF YEAR                       $   2,426    $     459    $     988
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                  $  25,285    $  18,322    $  16,855
                                                              =========    =========    =========

    Income taxes                                              $     195    $     107    $     423
                                                              =========    =========    =========

SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING ACTIVITIES:
  Reduction of fixed assets                                   $  25,422    $    --      $    --
                                                              =========    =========    =========
  Acquisition of building with issuance of
    note payable                                              $   7,200    $    --      $    --
                                                              =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:
  Elimination of capital lease obligations                    $  28,660    $    --      $    --
                                                              =========    =========    =========

  Issuance of note payable in connection with
    acquisition of building                                   $   7,200    $    --      $    --
                                                              =========    =========    =========

  Settlement of note payable                                  $    --      $   4,639    $    --
                                                              =========    =========    =========

NONCASH DIVIDEND OF NOTES
  RECEIVABLE AND LAND HELD FOR SALE                           $   4,162    $    --      $    --
                                                              =========    =========    =========

REDUCTION OF GOODWILL FOR REVERSAL
  OF VALUATION ALLOWANCE ON
  DEFERRED TAX ASSET                                          $  11,479    $    --      $    --
                                                              =========    =========    =========

See notes to consolidated financial statements.
                                                                     (Concluded)

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 2000
--------------------------------------------------------------------------------


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

      Notes Receivable - The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new grocery store locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; and/or (iii) extended payment terms for initial inventories. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Stores receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of January 1, 2000, the Company's customer financing portfolio had an aggregate balance of approximately $18.3 million. The portfolio consisted of approximately 68 loans with a range of $1,000 to $4.3 million.

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

      Environmental Remediation Costs - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

      Such   accruals   are   adjusted  as  further   information   develops  or
      circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

      Comprehensive Income - There are no components of other comprehensive income for the Company except for reported net income.

      Segment Reporting - Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company qualifies for the aggregation rules of the Statement and therefore operates in one reportable segment.

      Fiscal Year - The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements for the period ended January 2, 1999 are comprised of 53 weeks.

      Reclassifications  - Certain  reclassifications  were made to prior years'
      consolidated   financial   statements  to  conform  to  the  current  year
      presentation.

      New Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133.

2.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following:

                                                      January 2,      January 1,
                                                        1999            2000
                                                            (in thousands)

      Accounts receivable                             $ 66,088       $ 71,349
      Notes receivable                                   8,657          6,897
      Other receivables                                 12,544         15,328
      Less allowance for doubtful accounts              (4,277)        (4,729)
                                                      --------       --------
                                                      $ 83,012       $ 88,845
                                                      ========       ========


3.    PROPERTY, PLANT AND EQUIPMENT

      Property and equipment consist of the following:

                                        Estimated
                                       Useful Life    January 2,     January 1,
                                        in Years         1999           2000
                                                            (in thousands)

      Land                                 --         $    900       $    900
      Buildings and improvements             10          2,810          4,028
      Machinery and equipment              3-10         11,455         13,180
      Less accumulated depreciation                     (9,544)       (10,400)
                                                        ------        -------

                                                         5,621          7,708
                                                         -----          -----

      Capital leases:
        Building and improvements                        3,117          3,117
        Equipment                                          370            370
        Less accumulated amortization                     (775)          (957)
                                                          ----           ----
                                                         2,712          2,530
                                                         -----          -----
                                                      $  8,333       $ 10,238
                                                      ========       ========



      Depreciation expense was approximately $4,544, $2,488 and $1,502 for the years ended December 27, 1997, January 2, 1999 and January 1, 2000, respectively. Included in that amount is approximately $1,451, $182, and $182 of amortization of assets under capital leases.

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

      Frozen Facility - In 1997, the Company acquired from a third-party landlord, land and a building in Garden City for consideration of $10.6 million, which it previously leased and accounted for as a capital lease. On April 1, 1998, the Company sold that facility to another third-party for $14.5 million and entered into a lease back for a two-year period with an option to extend the lease for an additional five-year period. This transaction resulted in a gain, which was to be amortized over the initial lease period. In connection with this sale-leaseback transaction, the Company recorded a pre-tax charge of approximately $2.2 million for an impairment of certain previously acquired leasehold improvements. The impairment recognized was measured as the amount by which the carrying value of the assets exceeded the fair value of the assets. The charge is included in warehouse expense in the accompanying consolidated financial statement of operations for the year ended December 27, 1997. The Company believed the frozen foods distribution business would be integrated into its other location and this facility would be used for a cold storage operation. Those plans did not materialize, which caused the Company to conclude, in the fourth quarter of fiscal 1998, that it made more economic sense to abandon the facility in 1999. In connection therewith, the Company recorded an expense of approximately $4.2 million as follows (i) $4.1 million relating to the impairment of the long-lived assets based on cash flow analyses, (ii) $2.2 million of cash commitments subsequent to date of abandonment, (iii) $400,000 of facilities integration costs, (iv) $600,000 of exit costs, and net of (v) $3.1 million gain on the sale of the facility. The $4.1 million of long-lived assets was comprised mainly of leasehold improvements, which were abandoned when the Company ceased operations of the facility in May 1999. A summary of the activity in the reserve account is as follows:

                                                                  (in thousands)
      Balance at January 2, 1999                                     $ 2,813
      Exit costs                                                        (846)
      Lease commitment costs                                          (1,608)
                                                                      ------
      Balance at January 1, 2000                                     $   359
                                                                     =======

      The remainder of the reserve will be expended prior to March 2000.

4.    EXCESS OF COST OVER NET ASSETS ACQUIRED

      Di Giorgio Acquisition - The Company was acquired by the current stockholders on February 9, 1990. The acquisition was accounted for as a purchase and the cost of the Company's stock, together with the related acquisition fees and expenses, was allocated to the assets acquired and liabilities assumed based on fair values.

      Royal Acquisition - In June 1994, the Company acquired substantially all of the operating properties, assets and business of a dairy and deli distribution business. The acquisition was accounted for as a purchase and the cost was allocated to the assets acquired and liabilities assumed based on fair values.

      As of January 2, 1999 and January 1, 2000, accumulated amortization of excess costs over net assets acquired for the above acquisitions was approximately $23.9 million and $26.2 million, respectively.

5.    FARMINGDALE WAREHOUSE FACILITY

      In August 1997, the Company completed the sale of an option it held on its Farmingdale facility. The Company realized net cash proceeds of approximately $7.3 million after the repayment of the mortgage in the amount of approximately $5.2 million. The Company recognized in the statement of operations for the year ended December 27, 1997 a $40,000 gain (before a noncash write-off of deferred expenses in the amount of approximately $400,000) on the transaction.

      Included in other income for the year ended December 27, 1997 is net rental income of approximately $192,000 related to the facility.

6.    FINANCING

      On June 20, 1997, the Company completed a refinancing (the "Refinancing") intended to extend debt maturities, reduce interest expense and improve financial flexibility. The components of the Refinancing were: (i) the offering of $155 million 10% senior notes due 2007, (ii) the modification of the Company's bank credit facility, (iii) the receipt of an $8.9 million payment for the extinguishment of a note held by the Company from Rose Partners, LP ("Rose Partners"), which owns 98.53% of the Company (Note 15), (iv) the consummation of the tender offers and consent solicitations commenced by the Company and White Rose Foods, Inc., ("White Rose") and together with the tender offers on May 16, 1997 in respect of the Company's 12% senior notes due 2003 and White Rose's 12-3/4% senior discount notes due 1998, respectively, (v) the $4.2 million dividend by the Company to White Rose of certain assets which were unrelated to the Company's primary business and the subsequent dividend of those assets to White Rose's stockholders.

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

      Debt consists of the following:

                                     Interest Rate
                                      at January 1,   January 2,     January 1,
                                         2000           1999           2000
                                                           (in thousands)

      Revolving credit facility (a)      8.50 %       $ 20,628       $  6,782
                                                      ========       ========

      Long-term debt:
        10% senior notes (b)            10.00 %       $155,000       $155,000
                                                      ========       ========

      (a) Revolving Credit Facility - As of August 1, 1999, borrowings under the $90 million credit facility bore interest at the bank prime rate or the adjusted Eurodollar rate plus 1.625%. The interest rate shown is the bank prime rate. Given the low amount of borrowing, the Company elected not to use the Eurodollar option. The average interest rate for 1999 was 7.61%. The facility is scheduled to mature on June 30, 2004.

            Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible receivables and 60% of eligible inventory. As of January 1, 2000, the Company had an additional $73.3 million of borrowing base availability.

            The borrowings under the revolving credit facility are secured by the Company's inventory and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to interest coverage and capital expenditures. The Company was in compliance with the covenants as of January 1, 2000.

      (b) 10% Senior Notes - The senior notes were issued under an Indenture dated as of June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $155 million principal amount maturing on June 15, 2007. The notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, commencing December 15, 1997.

            The notes will be redeemable at the Company's option, in whole or in part, at any time on or after June 15, 2002, at redemption prices defined in the Indenture. In addition, on or prior to June 15, 2000, the Company may redeem up to 35% of the originally issued notes, at a price of 110% of the principal amount together with accrued and unpaid interest with the net proceeds of public equity offerings as defined by the Indenture. Upon the occurrence of a change of control, holders of the notes will have the right to require the Company to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The  carrying   amounts  and  fair  values  of  the  Company's   financial
      instruments are as follows:

                                        January 2, 1999     January 1, 2000
                                       Carrying    Fair    Carrying    Fair
                                        Amount     Value    Amount     Value
                                                    (in thousands)
      Debt:
        Revolving credit facility      $ 20,628  $ 20,628  $  6,782  $  6,782
        10% senior notes                155,000   141,050   155,000   142,600
      Accounts and notes receivable -
        current                          83,012    83,012    88,845    88,845
      Notes receivable - long-term       11,844    11,844    11,386    11,386


      The fair value of the 10% senior notes as of January 2, 1999 and January 1, 2000 are based on trade prices of 91.00 and 92.00, respectively, representing yields of 11.7% (as of January 2, 1999) and 11.6% (as of January 1, 2000), respectively. Based on the borrowing rate currently available to the Company, the revolving credit facility is considered to be equivalent to its fair value.

      The book value of the current and long-term accounts and notes receivable are equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                      January 2,     January 1,
                                                        1999            2000
                                                            (in thousands)
                                                         -----          -----
      Legal and environmental                         $  1,556       $  2,403
      Interest                                             866            690
      Employee benefits                                  7,479          8,937
      Due to vendors/customers                           4,997          8,028
      Other                                              9,821          5,853
                                                         -----          -----
                                                      $ 24,719       $ 25,911
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

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosures, and requires additional information on the changes in the benefit obligations and fair value of plan assets.

      The following table provides information for the Pension Plan:

                                                        January 2,    January 1,
                                                          1999          2000
                                                           (in thousands)

      Change in benefit obligation:
      Benefit obligation at beginning of year            $ 47,906    $ 50,115
      Service cost                                            668         714
      Interest cost                                         3,374       3,247
      Actuarial (gain) loss                                 1,648      (5,770)
      Benefits paid                                        (3,481)     (3,567)
                                                         --------    --------
      Benefit obligation at end of year                  $ 50,115    $ 44,739
                                                         ========    ========

                                                         January 2,   January 1,
                                                           1999         2000
                                                            (in thousands)

      Change in plan assets:
        Fair value of plan assets at beginning of year   $ 51,189    $ 51,167
        Actual return on plan assets                        3,459         716
        Benefit payments                                   (3,481)     (3,567)
                                                           ------      ------
      Fair value of plan assets at end of year           $ 51,167    $ 48,316
                                                         ========    ========

      Funded status (fair value of plan assets less benefit
        obligation):                                     $  1,052    $  3,577
        Unrecognized net actuarial gain                     8,088       6,050
        Unrecognized prior service cost                       137         122
                                                              ---         ---
      Prepaid benefit cost                               $  9,277    $  9,749
                                                         ========    ========


      Net pension cost includes the following components:

                                         December 27,    January 2,   January 1,
                                            1997           1999          2000
                                                     (in thousands)

      Service cost                        $    598       $    668    $    714
      Interest cost                          3,334          3,374       3,247
      Expected return on plan assets        (4,438)        (4,467)     (4,489)
      Amortization of prior service cost        14             14          14
      Recognized actuarial loss               --               44          42
                                             -----          -----       -----
                                          $   (492)      $   (367)   $   (472)
                                          ========       ========    ========

      For the fiscal years ended December 27, 1997. January 2, 1999, and January 1, 2000, the following actuarial assumptions were used:

                                        December 27,   January 2,     January 1,
                                           1997          1999           2000

      Weighted average discount rate       7.25 %         7.00 %         7.75 %
      Rate of increase in future
        compensation levels                6.00           6.00           6.00
      Expected long-term rate of
        return on plan assets              9.00           9.00           9.00


      The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in operations was as follows:


         Year Ended                                              (in thousands)

      December 27, 1997                                              $1,030
      January 2, 1999                                                 1,012
      January 1, 2000                                                   991


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

         Year Ended                                              (in thousands)

      December 27, 1997                                              $193
      January 2, 1999                                                 197
      January 1, 2000                                                 199

10.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                         January 2,   January 1,
                                                           1999         2000
                                                              (in thousands)

      Employee benefits                                  $  1,889    $  1,413
      Deferred income tax liability                          --         1,724
      Legal                                                 1,642       1,460
      Environmental                                           536         451
                                                              ---         ---
                                                         $  4,067    $  5,048
                                                         ========    ========

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

      The Company subleased a frozen warehouse facility through November 1997 and certain equipment through April 1997 from WRGFF Associates, L.P. ("WRGFF"), an affiliate of the Company. For the year December 27, 1997, rental expense under these leases with WRGFF amounted to approximately $0.5 million (Note 3). In May 1997 the Company acquired tangible property formerly the subject of a capital lease at its frozen facility from WRGFF for approximately $2 million.

      The Company entered into a lease agreement to lease a dry warehouse facility, which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997 (Note 3). The term of the new lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million per year (through the expiration date).

      In November 1997, the Company entered into an agreement to lease a new frozen warehouse facility in Carteret, New Jersey. The lease is accounted for as an operating lease. The lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $1.8 million for the first ten years and approximately $2.0 million for the last ten years.

      The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of January 1, 2000:


                                                          Capital      Operating
      Fiscal Year Ending                                  Leases       Leases
                                                             (in thousands)

      2000                                              $    308     $  9,270
      2001                                                   196        7,547
      2002                                                   186        6,105
      2003                                                   186        5,408
      2004                                                   186        4,979
      Thereafter                                           3,010       63,983
                                                           -----       ------
      Net minimum lease payments                           4,072     $ 97,292
                                                           =====     ========

      Less interest                                        1,785

      Present value of net minimum lease payments
       (including current installments of $167)           $2,287
                                                          ======

      Total rent expense included in operations was as follows:

         Year Ended                                               (in thousands)

      December 27, 1997                                              $ 7,240
      January 2, 1999                                                 12,300
      January 1, 2000                                                 12,272


      Letters of Credit - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $5.4 million and $5.1 million on open letters of credit with a bank as of January 2, 1999 and January 1, 2000, respectively.

      Guaranty - The Company has issued certain guarantees in an amount of approximately $3 million.

      Employment Agreements - The Company has employment agreements with two key executives which will expire in June 2000 and October 2000. In addition, one employee has an agreement that provides for a six month notice to terminate. Under these agreements, combined annual salaries of approximately $895,600 are expected to be paid in fiscal 2000. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

12.   EQUITY

      In connection with the Refinancing (Note 6), certain assets consisting of the Las Plumas note (Note 15), land and other assets, with an aggregate book value of approximately $4.2 million were distributed to the stockholders of the Company in the form of a dividend.

      During 1998, the Company repurchased and retired 23.506 and 23.131 shares of Class A and Class B common stock, respectively, for aggregate cost consideration of $5 million.

      As a result of restrictive covenants contained in the Indenture governing the Company's publicly held debt as well as those contained in the revolving credit facility, the Company is currently permitted to pay dividends in an amount up to $4.8 million at January 1, 2000.

13.   OTHER INCOME - NET

      Other income consists of the following:

                                       December 27,   January 2,     January 1,
                                          1997          1999           2000
                                                   (in thousands)

      Interest income                     $2,380        $2,092         $2,068
      Net rental income                      192          --              --
      Net gain on disposal of assets         157            23             31
      Other - net                            513         7,419 (a)        645
                                             ---         -----            ---
                                          $3,242        $9,534         $2,744
                                          ======        ======         ======

(a) The Company entered into an agreement with a third party which called for the Company to receive consideration of $7.2 million related to the re-negotiation of a contract to clarify past practices. The Company recognized the $7.2 million as follows:

                                                                   (in millions)

      Forgiveness of promissory note                                   $  4.6
      Cash                                                                1.0
      Note receivable with quarterly installments                         1.7
      Legal fees incurred by the Company                                 (0.1)
                                                                         ----
                                                                        $ 7.2
                                                                        =====

14.   INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                       January 2,     January 1,
                                                         1999           2000
                                                            (in thousands)

      Deferred tax assets:
      Allowance for doubtful accounts                   $  1,704     $  1,889
      Accrued expenses not deductible until paid           3,112        1,812
      Difference between book and tax basis of property    2,118        2,094
      Net tax operating loss carryforwards                10,002        3,954
                                                          ------        -----
      Deferred tax asset                                  16,936        9,749
                                                          ------        -----
      Deferred tax liabilities:
      Pension asset valuation                             (3,590)      (3,818)
                                                          ------       ------
      Deferred tax liabilities                            (3,590)      (3,818)
                                                          ------       ------
      Net deferred tax assets                           $ 13,346     $  5,931
                                                        ========     ========

      During the third quarter of fiscal 1997, the Company reversed the valuation allowance related to its deferred income tax assets. The reversal of the valuation allowance resulted in a 1997 income tax benefit of $3.9 million and a reduction in goodwill of $11.5 million. The reduction in goodwill reflects benefits which were attributable to the pre 1990 acquisition period.

      As of January 1, 2000, approximately $8.0 million of net tax operating loss carryforwards (which expire between the years 2008 and 2018) and approximately $8.2 million of New Jersey state tax operating loss carryforward (which expire between the years 2000 and 2002) are available. As of January 1, 2000, taxes currently payable was approximately $11,000.

      The income tax provision (benefit) consist of the following:

                                         December 27,    January 2,   January 1,
                                            1997            1999           2000
                                                      (in thousands)

      Current income tax                  $   --         $    294    $    457
      Deferred income tax                    2,659          4,155       7,415
      Reduction in valuation allowance      (3,900)          --          --
                                            ------        -------     -------
                                          $(1,241)       $ 4,449      $ 7,872
                                          =======        =======      =======

      A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                          December 27, January 2, January 1,
                                                             1997        1999       2000
                                                                   (in thousands)
      Tax at statutory rate                                 $ 1,526    $ 3,070   $ 5,964
      State and local taxes - net of Federal benefit            391       636      1,165
      Permanent differences - amortization of excess
        cost over net assets acquired                           742       743        743
      Reduction in valuation reserve                         (3,900)      --         --
                                                             ------     ------    ------
                                                            $(1,241)   $ 4,449   $ 7,872
                                                            =======    =======   =======


15.   RELATED PARTY TRANSACTIONS

      In November 1993 approximately $11 million face value discount note was loaned to Rose Partners, the current holder of 98.53% of the common stock of the Company. The note was issued at an original discount of approximately $5.3 million. In connection with the Refinancing (Note 6), the Company received an $8.9 million payment for the extinguishment of the note. For the year ended December 27, 1997, other income includes approximately $502,000 of interest income related to the note.

      At December 28, 1996, Las Plumas, an affiliate of the Company, owed the Company approximately $3.5 million, evidenced by a subordinated note. In connection with the Refinancing, the note was distributed to the stockholders of the Company in the form of a dividend (Note 12).

      A director of the Company was a director of a customer. During the three-year period ended January 1, 2000, the Company sold various foods products in the amounts of $37.2 million, $48.6 million and $50.9 million, respectively, to this customer.

      A director of the Company is a partner in a firm which provides legal services to the Company on an on-going basis. The Company paid approximately $171,000, $110,000 and $128,000, during each of the three years in the period ended January 1, 2000, respectively, to the law firm for legal services.

      The Company employs the services of a risk management and insurance brokerage firm which is controlled by a director of the Company. Included in the statement of operations are fees paid to the related party of $150,000 for each of the three years in the period ended January 1, 2000.

      The Company recorded income of $166,000, $71,000 and $64,000 for each of the three years in the period ended January 1, 2000, respectively, from an affiliated entity of the President of the Company in connection with the sharing of office facilities and administrative expenses.

16.   MAJOR CUSTOMERS

      During the year ended December 27, 1997, sales to two individual customers represented 27.4% and 19.5% of net sales, respectively, and sales to a similar group of customers represented 10.8%.

      During the year ended January 2, 1999, sales to the same two individual customers represented 30.5% and 17.2% of net sales, respectively.

      During the year ended January 1, 2000, sales to the same two individual customers represented 26.3% and 15.2% of net sales, respectively, and sales to a similar group of customers represented 13.4%.

                                     ******

                                  EXHIBIT INDEX


EXHIBIT                                                             SEQUENTIALLY
NUMBER                              DESCRIPTION                    NUMBERED PAGE



10.13(11) Restated Credit Agreement dated as of November 15, 1999 among Di Giorgio Corporation as Borrower, the financial institutions thereto, as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Deutsche Bank AG New York, as Issuing Bank.


21(11)    Schedule of Subsidiaries