Form 10-Q
period 2000-04-01
DI GIORGIO CORP
filed 2000-05-11
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)

          [ X ]  Quarterly  report  pursuant  to  Section  13 or 15(d) of the
               Securities Exchange Act of 1934

          For the Quarter Ended April 1, 2000

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











   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


   As of May 1, 2000, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
     January 1, 2000 and April 1, 2000 (Unaudited)..........................  1

   Consolidated Condensed Statements of Operations,
     Thirteen Weeks Ended April 3, 1999
     and April 1, 2000 (Unaudited)..........................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirteen Weeks Ended April 1, 2000 (Unaudited).........................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirteen Weeks Ended April 3, 1999 and
     April 1, 2000  (Unaudited).............................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  6


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................... 10

Signatures.................................................................. 11

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   January, 1   April, 1
                                                      2000        2000
                                                               (Unaudited)
                     ASSETS
Current Assets:
   Cash .........................................   $     988    $   4,154
   Accounts and notes receivable-net ............      88,845       86,565
   Inventories ..................................      61,546       61,990
   Deferred taxes ...............................       7,655        5,920
   Prepaid expenses .............................       2,633        2,262
                                                        -----        -----
        Total current assets ....................     161,667      160,891
                                                      -------      -------

Property, Plant & Equipment
   Cost .........................................      21,595       22,314
   Accumulated depreciation .....................     (11,357)     (11,667)
                                                      -------      -------
   Net ..........................................      10,238       10,647
                                                       ------       ------

Long-term notes receivable ......................      11,386       10,836
Other assets ....................................      11,719       11,329
Deferred financing costs ........................       4,652        4,442
Excess of costs over net assets acquired ........      73,744       73,137
                                                       ------       ------
     Total assets ...............................   $ 273,406    $ 271,282
                                                    =========    =========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable-revolver .......................   $   6,782    $       0
   Accounts payable .............................      72,410       73,841
   Accrued expenses .............................      25,911       28,417
   Notes and leases payable within one year .....         167          144
                                                          ---          ---
     Total current liabilities ..................     105,270      102,402
                                                      -------      -------

Long-term debt ..................................     155,000      155,000
Capital lease liability .........................       2,120        2,098
Other long-term liabilities .....................       5,048        3,448
Minority interest ...............................        --            298
Stockholders' Equity:
   Common stock .................................        --           --
   Additional paid-in-capital ...................       8,002        8,002
   (Accumulated deficit) Retained earnings ......      (2,034)          34
                                                       ------           --
     Total stockholders' equity .................       5,968        8,036
                                                        -----        -----
         Total liabilities & stockholders' equity   $ 273,406    $ 271,282
                                                    =========    =========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                   Thirteen weeks ended
                                                     April 3,   April 1,
                                                       1999       2000
Revenue:
   Net sales .................................   $ 354,808    $ 359,880
   Other revenue .............................       2,058        1,919
                                                     -----        -----
         Total revenue .......................     356,866      361,799
Cost of products sold ........................     322,453      326,463
                                                   -------      -------

Gross profit-exclusive of
   warehouse expense shown below .............      34,413       35,336

   Warehouse expense .........................      13,730       13,108
   Transportation expense ....................       6,837        6,954
   Selling, general and administrative expense       6,571        7,268
   Amortization-excess of cost over
     net assets acquired .....................         606          606
                                                       ---          ---

Operating income .............................       6,669        7,400

   Interest expense ..........................       4,353        4,078
   Amortization-deferred financing costs .....         180          210
   Minority interest .........................        --              4
   Other (income)-net ........................        (691)        (703)
                                                      ----         ----

Pretax income ................................       2,827        3,811
Income tax expense ...........................       1,349        1,743
                                                     -----        -----

Net income ...................................   $   1,478    $   2,068
                                                 =========    =========


         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                           Additional   (Accumulated
                   Class A       Class B     Paid-In  Deficit) Retained
                 Common Stock  Common Stock  Capital      Earnings     Total
                 ------------  ------------  -------      --------     -----
                 Shares Amount Shares Amount
Balance at
 January 1,
 2000           78.1158  $ --  76.8690  $ --  $ 8,002     ($2,034)    $5,968

Net income           --    --       --    --       --        2,068     2,068
                -------  ----  -------  ----  -------      -------     -----
Balance at
 April 1,
 2000           78.1158  $ --  76.8690  $ --  $ 8,002         $ 34    $8,036
                =======  ====  =======  ====  =======      =======    ======






            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                    Thirteen weeks ended
                                                     April 3,   April 1,
                                                       1999       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................   $  1,478    $  2,068
Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation and amortization ...............        440         401
   Amortization ................................      1,322       1,292
   Provision for doubtful accounts .............        300         300
   Non cash pension income .....................       --          (100)
   Deferred taxes ..............................      1,349       1,735
Changes in assets and liabilities:
   (Increase) decrease in:
   Accounts & notes receivable .................     (5,360)      1,980
   Inventory ...................................      2,335        (444)
   Prepaid expenses ............................         19         371
   Long-term receivables .......................       (375)        550
   Others assets ...............................          9          14
   Increase in:
   Accounts payable ............................      1,881       1,431
   Accrued expenses and other liabilities ......      5,942         906
                                                      -----         ---
Net cash provided by operating activities ......      9,340      10,504
                                                      -----      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment ......       (780)       (809)
                                                       ----        ----
Net cash used in investing activities ..........       (780)       (809)
                                                       ----        ----

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under
   revolving line-of-credit ....................     (6,805)     (6,782)
Capital lease payments .........................        (51)        (45)
Net effect of minority interest ................       --           298
Net cash used in financing activities ..........     (6,856)     (6,529)
                                                     ------      ------

Increase in cash ...............................      1,704       3,166
Cash at beginning of period ....................        459         988
                                                        ---         ---

Cash at end of period ..........................   $  2,163    $  4,154
                                                   ========    ========

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
     Interest ..................................   $    543    $    204
                                                   ========    ========
     Income Taxes ..............................   $    138    $     64
                                                   ========    ========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of April 1, 2000, the consolidated condensed statements of operations for the thirteen weeks ended April 3, 1999 and April 1, 2000, the consolidated condensed statements of cash flows for the thirteen weeks ended April 3, 1999 and April 1, 2000, and consolidated condensed statement of stockholders? equity for the thirteen weeks ended April 1, 2000, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 1, 2000 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

Results of Operations

Thirteen weeks ended April 1, 2000 and April 3, 1999

Net sales for the thirteen weeks ended April 1, 2000 rose 1.4% to $359.9 million as compared to $354.8 million for the thirteen weeks ended April 3, 1999. Other revenue, consisting of recurring customer related services, remained relatively flat at $1.9 million for the thirteen weeks ended April 1, 2000 as compared to $2.1 million in the prior period. This modest decrease was a result of storage income at the Garden City facility in the prior period. This storage business ceased in the second quarter of 1999 and the Company's Garden City facility lease expired on March 31, 2000 at which time the property was vacated.

Gross margin (excluding warehouse expense) increased to 9.8% of net sales or $35.3 million for the thirteen weeks ended April 1, 2000 as compared to 9.7% of net sales or $34.4 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.6% of net sales or $13.1 million for the thirteen weeks ended April 1, 2000 as compared to 3.9% of net sales or $13.7 million due to the effect of the Garden City warehouse in the prior period. Excluding all expenses relating to the Garden City facility, warehouse expense would have decreased slightly to 3.5% of net sales in the current period from 3.6% of net sales in the prior period.

Transportation expense remained flat at 1.9% of net sales or $7.0 million for the thirteen weeks ended April 1, 2000 as compared to 1.9% of net sales or $6.8 million in the prior period.

Selling, general and administrative expense increased to 2.0% of net sales or $7.3 million for the thirteen weeks ended April 1, 2000 as compared to 1.9% of net sales or $6.6 million for the prior period due in part to costs associated with (i) EasyGrocer.com, (ii) the relocation of and related ongoing expenses associated with the Company's data processing center, and (iii) increased costs of medical and related benefits.

Interest expense decreased to $4.1 million for the thirteen weeks ended April 1, 2000 from $4.4 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $1.7 million, resulting in an effective income tax rate of 46% for the thirteen weeks ended April 1, 2000 as compared to a provision of $1.3 million resulting in an effective rate of 48% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year until the fourth quarter of 2000.

The Company recorded net income for the thirteen weeks ended April 1, 2000 of $2.1 million as compared to a net income of $1.5 million in the prior period, an increase of 40%.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments and debt service requirements during fiscal 2000.

The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the bank's prime rate. Borrowings under the Company's revolving bank credit facility were $0 (excluding $5.1 million of outstanding letters of credit) at April 1, 2000. The Company had $2.7 million invested in short term obligations at that date, as well as additional borrowing capacity of $82.6 million available at that time under the Company's then current borrowing base availability certificate.

In April 2000, the Company declared and paid a $2.5 million dividend to its shareholders. Also in April 2000, the Company lent approximately $8.4 million to customers, the majority of which is expected to be repaid within one year.

During the thirteen weeks ended April 1, 2000, cash flows provided by operating activities were $10.5 million, consisting primarily of (i) cash generated from income before non-cash expenses and (ii) an increase in accounts payable, accrued expenses and other liabilities of $2.3 million, and (iii) a decrease in accounts and notes receivable and of $2.5 million.

Cash flows used in investing activities during the thirteen weeks ended April 1, 2000 were approximately $809,000, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $6.5 million was utilized to reduce the amount outstanding under the Company's bank credit facility.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $9.6 million during the thirteen weeks ended April 1, 2000 as compared to $8.9 million in the same period of the prior year. Excluding the additional expense related to the shutdown and abandonment of the Garden City facility, EBITDA would have been $10.0 million in the first fiscal quarter of 2000. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased to $157.2 million at April 1, 2000 as compared to $164.1 million at January 1, 2000.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of April 1, 2000, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.


EasyGrocer.com

Through its website, EasyGrocer.com, the Company has developed a proprietary electronic commerce system with the specific needs of its customers and their retail consumer in mind. It allows consumers to do their grocery shopping online 24 hours a day from the convenience of their home or office. Unlike many other services, EasyGrocer.com is a network of local grocery merchants familiar with the specific needs, including ethnic products, of their respective community. Consumers are able to shop the full inventory of specific stores they have frequented in the past. All products offered by the supermarket are included, including groceries, meat, produce, dairy, frozen food and health and beauty aids. Orders may be delivered or picked up at the store.

Once on-line, the consumer is presented with a list of participating stores and the entire selection of products offered by the store selected. Just as in a supermarket, weekly specials can be offered to internet customers. Employees of the store will select the order and will either deliver to or have it available for pickup by the consumer. Payment will be by means of secure credit card transmission over the internet. Electronic mailing of ad flyers and coupons, specifically geared to a particular shopper's buying history, is contemplated. The plan is to give the consumer the same selection and flexibility as in the supermarket, but with added convenience.

Through April 2000, the number of participating stores has more than doubled from the beginning of the year to 28. EasyGrocer.com recently contracted with its first two non-White Rose customers, including a prominent independent retailer supplied by a competing national wholesaler. This broadens EasyGrocer.com's service area to include New York City, Long Island, and Westchester County in New York and parts of New Jersey and Pennsylvania.

Average order size was $93 in April 2000, a significant increase over the participating stores' average order size and a 24% increase from December's average order size of $75. Since EasyGrocer.com has entered into a series of strategic alliances with both Yahoo and EdificeRex, approximately 50% of the site's users have come from referrals from these sites. The Company intends to continue these alliances through the end of 2000, as well as using more traditional media campaigns such as radio and newspaper advertising. The Company expects to spend less than $1 million during the remainder of 2000 in support of EasyGrocer.com's marketing strategies.

 II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 10.1+ - Second Amended and Restated Employment Agreement effective as of April 1, 2000 between Di Giorgio Corporation and Richard B. Neff.

          Exhibit  10.3+-  Third  Amended  and  Restated  Employment   Agreement
          effective as of April 1, 2000 between Di Giorgio Corporation and Stephen R. Bokser.

     (b)  Reports on Form 8-K. None

-----------------------------
+        Compensation plans and arrangements of executives and others.

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


Date:    May 10, 2000