Form 10-Q
period 2000-07-01
DI GIORGIO CORP
filed 2000-08-03
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended July 1, 2000

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











   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


   As of August 2, 2000, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

   Consolidated Condensed Balance Sheets,
     January 1, 2000 and July 1, 2000 (Unaudited)............................1

   Consolidated Condensed Statements of Operations,
     Twenty-Six Weeks and Thirteen Weeks Ended
     July 3, 1999 and July 1, 2000 (Unaudited)...............................2

   Consolidated Condensed Statement of Stockholders' Equity,
     Twenty-Six Weeks Ended July 1, 2000 (Unaudited).........................3

   Consolidated Condensed Statements of Cash Flows,
     Twenty-Six Weeks Ended July 3, 1999 and
     July 1, 2000  (Unaudited) ..............................................4

Notes to Consolidated Condensed Financial Statements (Unaudited).............5

Item 2.       Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................6


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ..............................11

Signatures...................................................................12

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        January, 1   July, 1
                                                          2000         2000
                                                                    (Unaudited)
                     ASSETS
Current Assets:
   Cash...............................................      $988       $1,391
   Accounts and notes receivable-net..................    88,845       90,727
   Inventories........................................    61,546       63,060
   Deferred taxes.....................................     7,655        4,542
   Prepaid expenses...................................     2,633        4,758
                                                           -----        -----
        Total current assets..........................   161,667      164,478
                                                         -------      -------

Property, Plant & Equipment
   Cost...............................................    21,595       23,417
   Accumulated depreciation...........................   (11,357)     (12,235)
                                                          ------       ------
   Net................................................    10,238       11,182
                                                          ------       ------

Long-term notes receivable............................    11,386       17,328
Other assets..........................................    11,719       10,958
Deferred financing costs..............................     4,652        4,248
Excess of costs over net assets acquired..............    73,744       72,531
                                                          ------       ------
         Total assets.................................  $273,406     $280,725
                                                        ========     ========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable-revolver.............................    $6,782       $8,489
   Accounts payable ..................................    72,410       76,398
   Accrued expenses ..................................    25,911       27,129
   Notes and leases payable within one year...........       167          117
                                                             ---          ---
     Total current liabilities........................   105,270      112,133
                                                         -------      -------

Long-term debt .......................................   155,000      155,000
Capital lease liability...............................     2,120        2,085
Other long-term liabilities...........................     5,048        3,332
Minority interest.....................................        --          305
Stockholders' Equity:
   Common stock.......................................        --           --
   Additional paid-in-capital.........................     8,002        8,002
   Accumulated deficit................................    (2,034)        (132)
                                                         -------        -----
     Total stockholders' equity.......................     5,968        7,870
                                                           -----        -----
         Total liabilities & stockholders' equity.....  $273,406     $280,725
                                                        ========     ========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                   Thirteen weeks ended Twenty-six weeks ended
                                   -------------------- ----------------------
                                    July 3,    July 1,   July 3,   July 1,
                                     1999       2000       1999      2000
Revenue:
  Net sales....................... $346,245   $370,623   $701,053   $730,503
  Other revenue...................    2,022      1,684      4,080      3,603
                                      -----      -----      -----      -----
        Total revenue.............  348,267    372,307    705,133    734,106
Cost of products sold.............  314,552    336,585    637,005    663,048
                                    -------    -------    -------    -------
Gross profit-exclusive of
 warehouse expense shown below....   33,715     35,722     68,128     71,058

  Warehouse expense...............   12,810     12,905     26,540     26,013
  Transportation expense..........    6,539      6,926     13,376     13,880
  Selling, general and
  administrative expense..........    6,543      7,563     13,114     14,831
  Amortization-excess of cost
  over net assets acquired........      607        607      1,213      1,213
                                      -----      -----      -----      -----
Operating income..................    7,216      7,721     13,885     15,121

  Interest expense................    4,183      4,001      8,536      8,079
  Amortization-deferred financing
   costs..........................      180        194        360        404
  Minority interest...............       --          7         --         11
  Other (income)-net..............     (618)      (735)    (1,309)    (1,438)
                                      -----      -----      -----      -----
Income before income taxes........    3,471      4,254      6,298      8,065
Income tax expense ...............    1,607      1,920      2,956      3,663
                                      -----      -----      -----      -----

Net income .......................   $1,864     $2,334     $3,342     $4,402
                                      =====      =====      =====      =====

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                           Additional  (Accumulated
                   Class A       Class B     Paid-In  Deficit)/Retained
                 Common Stock  Common Stock  Capital      Earnings     Total
                 ------------  ------------  -------      --------     -----
                 Shares Amount Shares Amount
Balance at
 January 1,
 2000           78.1158  $ --  76.8690  $ --  $ 8,002      ($2,034)   $5,968

Net income           --    --       --    --       --        4,402     4,402

Dividend             --    --       --    --       --       (2,500)   (2,500)
                -------  ----  -------  ----  -------      -------     -----

Balance at
 July 1,
 2000           78.1158  $ --  76.8690  $ --  $ 8,002        ($132)   $7,870
                =======  ====  =======  ====  =======        =====    ======






            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                   Twenty -six weeks ended
                                                   -----------------------
                                                      July 3,    July 1,
                                                       1999       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................  $3,342       $4,402
Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation and amortization.....................     783        1,022
   Amortization......................................   2,644        2,538
   Provision for doubtful accounts...................     600          600
   Non cash pension income...........................      --         (200)
   Deferred taxes....................................   2,956        3,113
Changes in assets and liabilities:
   (Increase) decrease in:
   Accounts & notes receivable.......................  (5,093)      (2,482)
   Inventory.........................................     899       (1,514)
   Prepaid expenses..................................  (1,198)      (2,125)
   Long-term receivables.............................  (3,536)      (5,942)
   Others assets.....................................      44           40
   Increase (decrease) in:
   Accounts payable..................................     (54)       3,988
   Accrued expenses and other liabilities............   1,219         (498)
                                                        -----         ----
Net cash provided by operating activities............   2,606        2,942
                                                        -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment............  (1,238)      (1,966)
                                                        -----        -----
Net cash used in investing activities................  (1,238)      (1,966)
                                                        -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit........  (1,276)       1,707
Capital lease payments...............................    (104)         (85)
Dividends paid.......................................      --       (2,500)
Net effect of minority interest......................      --          305
                                                           --          ---
Net cash used in financing activities................  (1,380)        (573)
                                                        -----          ---

Increase (decrease) in cash..........................     (12)         403
Cash at beginning of period..........................     459          988
                                                          ---          ---

Cash at end of period................................    $447       $1,391
                                                         ====       ======

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
     Interest........................................  $8,559       $8,073
                                                       ======       ======
     Income Taxes....................................    $147         $522
                                                         ====         ====


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION


The consolidated condensed balance sheet as of July 1, 2000, the consolidated condensed statements of operations for the twenty-six weeks ended July 3, 1999 and July 1, 2000, the consolidated condensed statements of cash flows for the twenty-six weeks ended July 3, 1999 and July 1, 2000, and consolidated condensed statement of stockholders' equity for the twenty-six weeks ended July 1, 2000, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 1, 2000 and Form 10-Q for the quarter ended April 1, 2000 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

Results of Operations

Thirteen weeks ended July 1, 2000 and July 3, 1999

Net sales for the thirteen weeks ended July 1, 2000 rose 7.0% to $370.6 million as compared to $346.2 million for the thirteen weeks ended July 3, 1999 primarily as a result of increased sales to existing customers. Other revenue, consisting of recurring customer related services, decreased to $1.7 million for the thirteen weeks ended July 1, 2000 as compared to $2.0 million in the prior period. This modest decrease was a result of storage income at the Garden City and Kearny facilities in the prior period which ceased operations in the second and third quarters of 1999.

Gross margin (excluding warehouse expense) decreased to 9.6% of net sales or $35.7 million for the thirteen weeks ended July 1, 2000 as compared to 9.7% of net sales or $33.7 million for the prior period, as a result of a change in mix of products sold. The Company has, and will continue to, take steps to maintain and improve its margins. Despite the Company's efforts, the mix of product sought by customers and competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.5% of net sales or $12.9 million for the thirteen weeks ended July 1, 2000 as compared to 3.7% of net sales or $12.8 million due to the inclusion of expenses related to the now closed Garden City and Kearny warehouses in the prior period. Excluding all expenses relating to these facilities, warehouse expense would have remained at 3.5% of net sales.

Transportation expense remained at 1.9% of net sales or $6.9 million for the thirteen weeks ended July 1, 2000 as compared to 1.9% of net sales or $6.5 million in the prior period.

Selling, general and administrative expense increased to 2.0% of net sales or $7.6 million for the thirteen weeks ended July 1, 2000 as compared to 1.9% of net sales or $6.5 million for the prior period due in part to costs associated with (i) EasyGrocer.com, (ii) increased professional fees and employee benefits, and (iii) the relocation of and related ongoing expenses associated with the Company's data processing center.

Interest expense decreased to $4.0 million for the thirteen weeks ended July 1, 2000 from $4.2 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $1.9 million, resulting in an effective income tax rate of 45% for the thirteen weeks ended July 1, 2000 as compared to a provision of $1.6 million resulting in an effective rate of 46% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year until the fourth quarter of 2000.

The Company recorded net income for the thirteen weeks ended July 1, 2000 of $2.3 million as compared to a net income of $1.9 million in the prior period, an increase of approximately 25%.


Twenty-six weeks ended July 1, 2000 and July 3, 1999

Net sales for the twenty-six weeks ended July 1, 2000 rose 4.2% to $730.5 million as compared to $701.1 million for the twenty-six weeks ended July 3, 1999 primarily as a result of increased sales to existing customers. Other revenue, consisting of recurring customer related services, decreased to $3.6 million for the twenty-six weeks ended July 1, 2000 as compared to $4.1 million in the prior period. This modest decrease was a result of storage income at the Garden City and Kearny facilities in the prior period which ceased operations in the second and third quarters of 1999.

Gross margin (excluding warehouse expense) remained at 9.7% of net sales or $71.0 million for the twenty-six weeks ended July 1, 2000 as compared to 9.7% of net sales or $68.1 million in the prior period. The Company has, and will continue to, take steps to maintain and improve its margins. Despite the Company's efforts, the mix of product sought by customers and competitive pricing pressures may continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.6% of net sales or $26.0 million for the twenty-six weeks ended July 1, 2000 as compared to 3.8% of net sales or $26.5 million due to the inclusion of expenses related to the now closed Garden City and Kearny warehouses in the prior period. Excluding all expenses relating to these facilities, warehouse expense would have remained at 3.5% of net sales.

Transportation expense remained at 1.9% of net sales or $13.9 million for the twenty-six weeks ended July 1, 2000 as compared to 1.9% of net sales or $13.4 million in the prior period.

Selling, general and administrative expense increased to 2.0% of net sales or $14.8 million for the twenty-six weeks ended July 1, 2000 as compared to 1.9% of net sales or $13.1 million for the prior period due in part to costs associated with (i) EasyGrocer.com, (ii) increased professional fees and employee benefits, and, and (iii) the relocation of and related ongoing expenses associated with the Company's data processing center.

Interest expense decreased to $8.1 million for the twenty-six weeks ended July 1, 2000 from $8.5 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $3.7 million, resulting in an effective income tax rate of 45% for the twenty-six weeks ended July 1, 2000 as compared to a provision of $3.0 million resulting in an effective rate of 47% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year until the fourth quarter of 2000.

The Company recorded net income for the twenty-six weeks ended July 1, 2000 of $4.4 million as compared to a net income of $3.3 million in the prior period, an increase of approximately 32%.

Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, debt service, and other cash requirements during the next twelve months.

The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the bank's prime rate. Borrowings under the Company's revolving bank credit facility were $8.5 million (excluding $5.1 million of outstanding letters of credit) at July 1, 2000. The Company had additional borrowing capacity of $72.1 million available at that time under the Company's then current borrowing base availability certificate.

In April 2000, the Company declared and paid a $2.5 million dividend to its shareholders. Also in April 2000, the Company extended approximately $8.4 million in additional loans to customers.

During the twenty-six weeks ended July 1, 2000, cash flows provided by operating activities were $2.9 million, consisting primarily of (i) cash generated from income before non-cash expenses and (ii) an increase in accounts payable, accrued expenses and other liabilities of $3.4 million, offset by an increase in
(i) accounts and notes receivable of $8.4 million, (ii) inventory of $1.5 million and (iii) prepaid expenses of $2.1 million.

Cash flows used in investing activities during the twenty-six weeks ended July 1, 2000 were approximately $2.0 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $ 573,000 consisted primarily of borrowings under the bank credit facility of $1.7 million offset by a dividend payment of $2.5 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $19.7 million during the twenty-six weeks ended July 1, 2000 as compared to $18.3 million in the same period of the prior year.

Excluding the additional expense related to the shutdown and abandonment of the Garden City facility in the first quarter of 2000, EBITDA would have been $20.1 million in the first six months of 2000. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company increased slightly to $165.7 million at July 1, 2000 as compared to $164.1 million at January 1, 2000. As of July 3, 1999 consolidated indebtedness was $176.7 million.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of July 1, 2000, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.


EasyGrocer.com

Through its website, EasyGrocer.com, the Company has developed a proprietary electronic commerce system with the specific needs of its customers and their retail consumers in mind. It allows consumers to do their grocery shopping online 24 hours a day from the convenience of their home or office. Unlike many other services, EasyGrocer.com is a network of local grocery merchants familiar with the specific needs, including ethnic products, of their respective communities. Consumers are able to shop the full inventory of specific stores they have frequented in the past. All products offered by the supermarket are available, including groceries, meat, produce, dairy, frozen food and health and beauty aids. Orders may be delivered or picked up at the store.

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

Through June 2000, the number of participating stores has more than tripled from the beginning of the year, including non-White Rose customers currently supplied by a competing national wholesaler. At the present time, EasyGrocer.com's service area is concentrated in New York City, Long Island, and Westchester County in New York and parts of New Jersey and Pennsylvania. The Company is making efforts to broaden this area.

Average order size was $79.87 in June 2000, a significant increase over the participating stores' average order size. EasyGrocer.com has entered into strategic alliances with both Yahoo and EdificeRex to further enhance its customer base. The Company intends to continue these alliances through the end of 2000, as well as to use more traditional media campaigns such as radio and newspaper advertising. The Company expects to spend less than $1 million during the remainder of 2000 in support of EasyGrocer.com's marketing strategies.

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




                                                   DI GIORGIO CORPORATION


                                             By:   /s/ Arthur M. Goldberg
                                                   Arthur M. Goldberg
                                                   Chairman, President and Chief
                                                   Executive Officer


                                             By:   /s/ Richard B. Neff
                                                   -------------------
                                                   Richard B. Neff
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)


Date:    August 2, 2000