Form 10-Q
period 2000-09-30
DI GIORGIO CORP
filed 2000-11-13
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended September 30, 2000

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of November 9, 2000, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

   Consolidated Condensed Balance Sheets,
     January 1, 2000 and September 30, 2000 (Unaudited)......................1

   Consolidated Condensed Income Statements
     Thirty-Nine Weeks and Thirteen Weeks Ended
     October 2, 1999 and September 30, 2000 (Unaudited)......................2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirty-Nine Weeks Ended September 30, 2000 (Unaudited)..................3

   Consolidated Condensed Statements of Cash Flows,
     Thirty-Nine Weeks Ended October 2, 1999 and
     September 30, 2000  (Unaudited) ........................................4

Notes to Consolidated Condensed Financial Statements (Unaudited).............5

Item 2.       Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................6


PART II. OTHER INFORMATION

Item 5.       Other Information..............................................11

Item 6.       Exhibits and Reports on Form 8-K ..............................11

Signatures...................................................................12

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     January 1, September 30,
                                                        2000        2000
                                                                 (Unaudited)
                     ASSETS
Current Assets:
   Cash............................................      $988        $1,354
   Accounts and notes receivable-net...............    88,845        92,309
   Inventories.....................................    61,546        66,837
   Deferred taxes..................................     7,655         2,882
   Prepaid expenses................................     2,633         4,224
                                                        -----         -----
        Total current assets.......................   161,667       167,606
                                                      -------       -------

Property, Plant & Equipment
   Cost............................................    21,595        23,566
   Accumulated depreciation........................   (11,357)      (12,812)
                                                       ------        ------
   Net.............................................    10,238        10,754
                                                       ------        ------

Long-term notes receivable.........................    11,386        16,909
Other assets.......................................    11,719        15,579
Deferred financing costs...........................     4,652         4,038
Excess of costs over net assets acquired...........    73,744        71,925
                                                       ------        ------
         Total assets..............................  $273,406      $286,811
                                                     ========      ========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable-revolver..........................    $6,782        $1,138
   Accounts payable ...............................    72,410        81,504
   Accrued expenses ...............................    25,911        33,776
   Notes and leases payable within one year........       167            90
                                                          ---            --
     Total current liabilities.....................   105,270       116,508
                                                      -------       -------

Long-term debt ....................................   155,000       155,000
Capital lease liability............................     2,120         2,072
Other long-term liabilities........................     5,048         3,210
Minority interest..................................        --           312
Stockholders' Equity:
   Common stock....................................        --            --
   Additional paid-in-capital......................     8,002         8,002
   Retained earnings (accumulated deficit).........    (2,034)        1,707
                                                        -----         -----
     Total stockholders' equity....................     5,968         9,709
                                                        -----         -----
         Total liabilities & stockholders' equity..  $273,406      $286,811
                                                     ========      ========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                 (in thousands)
                                   (unaudited)


                                  Thirteen weeks ended Thirty-Nine weeks ended
                                  --------------------- ----------------------
                                    Oct. 2,  Sept. 30,   Oct. 2,    Sept. 30,
                                     1999       2000       1999       2000
Revenue:
  Net sales....................... $337,306   $362,674  $1,038,359  $1,093,177
  Other revenue...................    1,838      1,641       5,918       5,244
                                      -----      -----       -----       -----
        Total revenue.............  339,144    364,315   1,044,277   1,098,421
Cost of products sold.............  305,232    329,165     942,237     992,213
                                    -------    -------     -------     -------
Gross profit-exclusive of
 warehouse expense shown below....   33,912     35,150     102,040     106,208

  Warehouse expense...............   12,457     13,026      38,997      39,039
  Transportation expense..........    6,580      7,229      19,956      21,109
  Selling, general and
  administrative expense..........    6,540      7,608      19,654      22,439
  Amortization-excess of cost
  over net assets acquired........      606        606       1,819       1,819
                                      -----      -----       -----       -----
Operating income..................    7,729      6,681      21,614      21,802

  Interest expense................    4,120      3,989      12,656      12,068
  Amortization-deferred financing
   costs..........................      180        210         540         614
  Minority interest...............       --          7         --           18
  Other (income)-net..............     (671)      (953)     (1,980)     (2,391)
                                        ---        ---       -----       -----
Income before income taxes........    4,100      3,428      10,398      11,493
Income tax expense ...............    1,858      1,589       4,814       5,252
                                      -----      -----      -----        -----

Net income .......................   $2,242     $1,839     $5,584       $6,241
                                     ======     ======     ======       ======

         See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                           Additional  (Accumulated
                   Class A       Class B     Paid-In  Deficit)/Retained
                 Common Stock  Common Stock  Capital      Earnings     Total
                 ------------  ------------  -------      --------     -----
                 Shares Amount Shares Amount
Balance at
 January 1,
 2000           78.1158  $ --  76.8690  $ --  $ 8,002     ($2,034)    $5,968

Net income           --    --       --    --       --       6,241      6,241

Dividend             --    --       --    --       --      (2,500)    (2,500)
                -------  ----  -------  ----  -------       -----      -----

Balance at
 Sept. 30,
 2000           78.1158  $ --  76.8690  $ --  $ 8,002      $1,707     $9,709
                =======  ====  =======  ====  =======      ======     ======






            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION and SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                   Thirty-nine weeks ended
                                                   -----------------------
                                                      Oct. 2,    Sept. 30,
                                                       1999        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................      $5,584      $6,241
Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation and amortization.................       1,107       1,599
   Amortization..................................       3,966       3,870
   Provision for doubtful accounts...............         900         750
   Non cash pension income.......................        (200)       (300)
   Deferred taxes................................       4,814       4,773
Changes in assets and liabilities:
   (Increase) decrease in:
   Accounts & notes receivable...................      (8,149)     (4,214)
   Inventory.....................................         700      (5,291)
   Prepaid expenses..............................        (564)     (1,591)
   Long-term receivables.........................      (1,610)     (5,523)
   Others assets.................................         (20)     (4,997)
   Increase in:
   Accounts payable..............................       7,387       9,094
   Accrued expenses and other liabilities........       7,537       6,027
                                                        -----       -----
Net cash provided by operating activities........      21,452      10,438
                                                       ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment........      (1,586)     (2,115)
                                                        -----       -----
Net cash used in investing activities............      (1,586)     (2,115)
                                                        -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit....     (10,629)     (5,644)
Financing fees paid..............................        (450)          0
Capital lease payments...........................        (157)       (125)
Dividends paid...................................           0      (2,500)
Net effect of minority interest..................           0         312
                                                            -         ---
Net cash used in financing activities............     (11,236)     (7,957)
                                                       ------       -----

Increase in cash.................................       8,630         366
Cash at beginning of period......................         459         988
                                                          ---         ---

Cash at end of period............................      $9,089      $1,354
                                                       ======      ======

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
     Interest....................................      $8,828      $8,205
                                                       ======      ======
     Income Taxes................................        $157        $648
                                                         ====        ====


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of September 30, 2000, the consolidated condensed statements of operations for the thirty-nine weeks ended October 2, 1999 and September 30, 2000, the consolidated condensed statements of cash flows for the thirty-nine weeks ended October 2, 1999 and September 30, 2000, and the consolidated condensed statement of stockholders' equity for the thirty-nine weeks ended September 30, 2000, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 1, 2000 and Form 10-Qs for the quarters ended April 1, 2000 and July 1, 2000 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

Results of Operations

Thirteen weeks ended September 30, 2000 and October 2, 1999

Net sales for the thirteen weeks ended September 30, 2000 rose 7.5% to $362.7 million as compared to $337.3 million for the thirteen weeks ended October 2, 1999 primarily as a result of increased sales to existing customers. Other revenue, consisting of recurring customer related services, decreased to $1.6 million for the thirteen weeks ended September 30, 2000 as compared to $1.8 million in the prior period.

Gross margin (excluding warehouse expense) decreased as a percentage of net sales to 9.7% or $35.2 million for the thirteen weeks ended September 30, 2000 as compared to 10.1% of net sales or $33.9 million for the prior period, as a result of a change in mix of products sold. The Company has, and will continue to, take steps to maintain and improve its margins. Despite the Company's efforts, the mix of product sought by customers and competitive pricing pressures may continue to have an adverse effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.6% of net sales or $13.0 million for the thirteen weeks ended September 30, 2000 as compared to 3.7% of net sales or $12.5 million in the prior period due to the inclusion of expenses related to the now closed Kearny warehouse in the that period. Excluding all expenses relating to this facility, warehouse expense would have been 3.6% of net sales in both periods.

Transportation expense remained at 2.0% of net sales or $7.2 million for the thirteen weeks ended September 30, 2000 as compared to 2.0% of net sales or $6.6 million in the prior period.

Selling, general and administrative expense increased to 2.1% of net sales or $7.6 million for the thirteen weeks ended September 30, 2000 as compared to 1.9% of net sales or $6.5 million for the prior period due primarily to costs associated with (i) EasyGrocer.com, (ii) increased professional fees, (iii) employee benefits, and (iv) the relocation of and related ongoing expenses associated with the Company's data processing center.

Interest expense decreased to $4.0 million for the thirteen weeks ended September 30, 2000 from $4.1 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $1.6 million, resulting in an effective income tax rate of 46% for the thirteen weeks ended September 30, 2000 as compared to a provision of $1.9 million resulting in an effective rate of 45% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year until the fourth quarter of 2000.

The Company recorded net income for the thirteen weeks ended September 30, 2000 of $1.8 million as compared to a net income of $2.2 million in the prior period.


Thirty-nine weeks ended September 30, 2000 and October 2, 1999

Net sales for the thirty-nine weeks ended September 30, 2000 rose 5.3% to $1,093.2 million as compared to $1,038.4 million for the thirty-nine weeks ended October 2, 1999 primarily as a result of increased sales to existing customers. Other revenue, consisting of recurring customer related services, decreased to $5.2 million for the thirty-nine ended September 30, 2000 as compared to $5.9 million in the prior period. This decrease was a result of $1.0 million of storage income in the prior period at the Garden City and Kearny facilities which ceased operations in the second and third quarters of 1999.

Gross margin (excluding warehouse expense) decreased to 9.7% of net sales or $106.2 million for the thirty-nine weeks ended September 30, 2000 as compared to 9.8% of net sales or $102.0 million in the prior period. The Company has, and will continue to, take steps to maintain and improve its margins. Despite the Company's efforts, the mix of product sought by customers and competitive pricing pressures may continue to have an adverse effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.6% of net sales or $39.0 million for the thirty-nine weeks ended September 30, 2000 as compared to 3.8% of net sales or $39.0 million due to the inclusion of expenses related to the now closed Garden City and Kearny warehouses in the prior period. Excluding all expenses relating to these facilities in both periods, warehouse expense would have been 3.5% of net sales for both periods.

Transportation expense remained at 1.9% of net sales or $21.1 million for the thirty-nine weeks ended September 30, 2000 as compared to 1.9% of net sales or $20.0 million in the prior period.

Selling, general and administrative expense increased to 2.1% of net sales or $22.4 million for the thirty-nine weeks ended September 30, 2000 as compared to 1.9% of net sales or $19.7 million for the prior period due primarily to costs associated with (i) EasyGrocer.com, (ii) increased professional fees (iii) employee benefits, and (iv) the relocation of and related ongoing expenses associated with the Company's data processing center.

Interest expense decreased to $12.1 million for the thirty-nine weeks ended September 30, 2000 from $12.7 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $5.3 million, resulting in an effective income tax rate of 46% for the thirty-nine weeks ended September 30, 2000 as compared to a provision of $4.8 million resulting in an effective rate of 46% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year until the fourth quarter of 2000.

The Company recorded net income for the thirty-nine weeks ended September 30, 2000 of $6.2 million as compared to a net income of $5.6 million in the prior period, an increase of approximately 12%.


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

The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the bank's prime rate. Borrowings under the Company's revolving bank credit facility were $1.1 million (excluding $5.2 million of outstanding letters of credit) at September 30, 2000. The Company had additional borrowing capacity of $79.6 million available at that time under the Company's then current borrowing base availability certificate.

During the thirty-nine weeks ended September 30, 2000, cash flows provided by operating activities were $10.4 million, consisting primarily of (a) cash generated from income before non-cash expenses and (b) an increase in accounts payable, accrued expenses and other liabilities of $15.1 million, offset by an increase in (i) accounts and notes receivable of $9.7 million, (ii) inventory of $5.3 million and (iii) prepaid expenses and other assets of $6.6 million.

Cash flows used in investing activities during the thirty-nine weeks ended September 30, 2000 were approximately $2.1 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $ 8.0 million consisted primarily of repayments under the bank credit facility of $5.6 million and a dividend payment of $2.5 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $29.0 million during the thirty-nine weeks ended September 30, 2000 as compared to $28.1 million in the same period of the prior year. The

Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased to $158.3 million at September 30, 2000 as compared to $164.1 million at January 1, 2000. As of October 2, 1999 consolidated indebtedness was $167.3 million.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of September 30, 2000, the Company was in compliance with its covenants.

On October 25, 2000 the Company announced plans for a 100,000-square-foot expansion of the White Rose Frozen Food distribution facility in Carteret, New Jersey. The expansion plans were precipitated by the need to expand capacity to accommodate product requirements of customers without compromising service. The expansion will bring the total square footage of the facility to approximately 279,000 square feet, with completion expected by late 2001. Although the cost has not been finalized, the additional expense should not be material to the Company's liquidity, in part because of expected increased warehouse efficiencies and productivity.

On November 6, 2000, the Company agreed to a five year contract with its refrigerated warehouse employees. Although the Company incurred a brief work stoppage , it does not expect the temporary loss of business to be material to its liquidity. The Company is currently negotiating a long-term contract with its refrigerated drivers.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.

As a way of enhancing shareholder value and providing the Company's employees with the benefit of ownership in the Company, the Board of Directors has authorized management to evaluate a leveraged Employee Stock Ownership Plan ("ESOP").

EasyGrocer.com

The Company has developed a proprietary electronic commerce system, EasyGrocer.com, with the specific needs of its supermarket customers and their retail consumers in mind. It allows consumers to do their grocery shopping online 24 hours a day from the convenience of their home or office. Unlike many other services, EasyGrocer.com is a network of local grocery merchants familiar with the specific needs, including ethnic products, of their respective communities. Consumers are able to shop the full inventory of specific stores they have frequented in the past. All products offered by the supermarket are available, including groceries, meat, produce, dairy, frozen food and health and beauty aids.

Once on-line, the consumer is presented with a list of participating stores and the entire selection of products offered by the store selected. Just as in a supermarket, weekly specials can be offered to internet customers. Employees of the store will select the order and will either deliver to or have it available for pickup by the consumer. The website gives the consumer the same selection and flexibility as in the supermarket, but with added convenience.

At the present time, EasyGrocer.com's service area is concentrated in New York City, Long Island, and Westchester County in New York and parts of New Jersey and Pennsylvania. The Company is continuing to broaden this trading area. Through September 2000, the number of shopping members has increased in excess of 700% from the beginning of the year, including orders filled form non-White Rose customers. The average order size was $107.30 in September 2000, a significant increase over the participating stores' average in-store order size, and up from $79.87 in June 2000. The Company expects to spend less than $500,000 during the remainder of 2000 in support of EasyGrocer.com's marketing strategies and is evaluating its 2001 strategy.

 II-OTHER INFORMATION

Item 5. Other Information

On October 19, 2000 Arthur M. Goldberg, the Company's Chairman of the Board, President and Chief Executive Officer, passed away. At a meeting held on October 23, 2000, the Company's Board of Directors appointed Richard B. Neff as Co-Chairman of the Board, and Chief Executive Officer and Stephen R. Bokser as Co-Chairman of the Board, President and Chief Operating Officer. In addition, Earle I. Mack was elected to the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K.      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                     DI GIORGIO CORPORATION


                               By:   /s/  Richard B. Neff
                                     ------------------------------------------
                                     Richard B. Neff
                                     Co-Chairman of the Board of Directors,
                                     Chief Executive Officer
                                     (Principal Financial and
                                     Accounting Officer)


                               By:   /s/  Stephen R. Bokser
                                     ------------------------------------------
                                     Stephen R. Bokser
                                     Co-Chairman of the Board of Directors,
                                     President and Chief Operating Officer








Date:  November 9, 2000