Form 10-K
period 2000-12-30
DI GIORGIO CORP
filed 2001-02-28
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 30, 2000

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



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 16, 2001, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I


ITEM 1.  BUSINESS.

Overview

Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the largest retail food markets in the United States. Across its grocery, frozen and refrigerated product categories, the Company supplies approximately 17,600 food and non-food items (excluding certain cross-docked items), comprised predominantly of national brand name items, to more than 1,800 customer locations. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains principally in the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. Over 950 grocery, frozen and refrigerated items are offered with the Company's White Rose(R) label. The White Rose(R) label has been established for over 114 years and is well recognized in the New York City metropolitan area. For the year ended December 30, 2000, the Company had total revenue of $1,495.4 million, net income of $10.7 million and EBITDA (as defined herein) of $43.0 million, representing increases from the prior year of 5.8%, 11.1%, and 4.6%, respectively.


Products

General.   Management   believes  that  the  distribution  of  multiple  product
categories gives the Company an advantage over its competitors by affording customers the ability to purchase grocery, frozen and refrigerated products from a single supplier. In addition to its large selection of multiple category items, the Company is able to merchandise its well-recognized White Rose(R) label consistently across all three categories of products. White Rose(R) label sales represented approximately 3% of 2000 sales. While some customers purchase items from all three product lines, others purchase items from only one or two product lines.

Products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are adjusted on a regular basis based on vendor pricing.

Customer Support Services. The Company offers a broad spectrum of retail support services, including advertising, promotional and merchandising assistance; retail operations counseling; computerized ordering services; technology support including front-end equipment; insurance and coupon redemption services; and store layout and equipment planning. The Company also offers store engineering and sanitation inspection services and arranges security services for its customers. The Company has a staff of retail counselors who visit stores on a regular basis to both represent the Company and to advise store management regarding their operations. The Company's larger independent and chain customers generally provide their own retail support. Most of the Company's customers utilize Rosey, the Company's computerized order entry system, which allows them to place and confirm orders 24 hours a day, 7 days a week.

The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; (iii) extended payment terms for initial inventories; and/or (iv) working capital requirements. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Generally, stores receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of December 30, 2000, the Company's customer financing portfolio had an aggregate balance of approximately $22.4 million. The portfolio consisted of approximately 75 loans with a range of $4,000 to $4.2 million.

Under the Company's insurance program, the Company offers customers the ability to purchase liability, property and crime insurance through a master policy. Through its technologies division, the Company distributes and supports supermarket scanning (front-end) equipment which is compatible with the Company's information systems.

Through its website, EasyGrocer.com, the Company has developed a proprietary electronic commerce system with the specific needs of its customers and their retail consumer in mind. The program, which currently covers all of Manhattan, has been introduced into the other boroughs of New York City, as well parts of New Jersey, Nassau County, Suffolk County and Westchester County in New York. It allows consumers to do their grocery shopping online 24 hours a day from the convenience of their home or office. Unlike many other services, EasyGrocer.com is a network of local grocery merchants familiar with the specific needs, including ethnic products, of their community. Consumers are able to shop the full inventory of specific stores they have frequented in the past. All products offered by the supermarket are listed, including groceries, meat, produce, dairy, frozen food and health and beauty aids. Orders may be delivered or picked up at the store.

The number of participating stores, in the EasyGrocer.com program, increased to 44 in December 2000 from less than 10 in December 1999. The average EasyGrocer.com order size was $118 in December 2000, an increase of 57% from December 1999. Management believes this average order size is significant in that it represents a substantial increase over the current participating stores' average sale.

White Rose(R) Label. The White Rose(R) private label brand merchandise is recognized for quality merchandise across over 950 grocery, frozen and refrigerated products, and has been marketed in the New York metropolitan area for over 114 years. Products under the White Rose(R) brand are formulated to the Company's specifications, often by national brand manufacturers, and are subject to random testing to ensure quality. The White Rose(R) brand allows independent retail customers to carry a recognized label across numerous product lines similar to chain stores while providing consumers with an attractive alternative to national brands. Management believes that White Rose(R) labeled products generally produce higher margins for its customers than national brands, and help the Company attract and retain customers.

Markets and Customers

The Company's principal markets encompass the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. The Company also has customers in upstate New York, Puerto Rico, Pennsylvania, Delaware, Connecticut, and Massachusetts and is evaluating further expansion into those markets.

The Company's customers include single and multiple store owners consisting of chains and independent retailers which generally do not maintain their own internal distribution operations for one or more of the Company's product lines. Some of the Company's customers are independent food retailers or members of voluntary cooperatives which seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. Some of the Company's customers include food markets operating under the following trade names: Superfresh, Waldbaums, Food Emporium and A & P (all divisions of The Great Atlantic & Pacific Tea Co., Inc. "A&P"); Associated Food Stores
("Associated"); Gristedes and Sloans Supermarkets; King Kullen; Kings Super Markets; Quick Chek; Big R; Scaturros; and Western Beef; as well as the Met(R), Pioneer(R), Super Food and Foodtown cooperatives.

The Met(R) and Pioneer(R) trade names are owned by the Company, however, the customers using the trade names are independently owned and operated. Membership in these voluntary cooperatives enables a customer to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by the Company. As part of the cooperative arrangement, these customers are obligated to purchase the majority of their grocery, frozen food and refrigerated product requirements from the Company, thereby enhancing the stability of this portion of the Company's customer base. These customers represented approximately 13.6% and 14.2% of net sales for the years ended January 1, 2000 and December 30, 2000, respectively.

During the fifty-two weeks ended December 30, 2000, the Company's largest customers, A&P and Associated, accounted for approximately 24.6% and 14.4%, respectively, of net sales, and the Company's five largest customers accounted for approximately 53% of net sales. The Company and/or certain of its executive officers have long-standing relationships with most of the principal customers of the Company. The loss of certain of these principal customers or a substantial decrease in the amount of their purchases could be disruptive to the Company's business.


Warehousing and Distribution

The Company presently supplies its customers from its three distribution centers. All three facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. Management believes that the efficiency of the Company's distribution centers enables it to compete effectively. A warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping generating detailed cost information from which warehouse personnel manage the workforce and flow of product, thus minimizing cost while maintaining the highest service level possible.

The Company's trucking system consists of 118 tractors (all of which are leased), 371 trailers (of which 271 are leased) and 4 trucks (all of which are leased). In addition, the Company rents trailers on a monthly basis to meet seasonal demand. On approximately 17% of its deliveries, the Company is able to arrange "backhauls" of products from manufacturers' or other suppliers' distribution facilities located in the markets served by the Company, thereby enabling the Company to reduce its procurement costs. The Company regularly uses independent owner/operators to make deliveries on an "as needed" basis to supplement the use of its own employees and equipment. The Company makes approximately 5,500 deliveries per week to its customers with a combination of its own transportation fleet and that of third parties.

Due to the different storage and distribution requirements of each of the Company's product lines, the Company handles each product line in a separate facility. All of the Company's distribution facilities are fully integrated through the Company's computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service.


Purchasing

The Company purchases products for resale to its customers from approximately 1,400 suppliers in the United States and abroad. Brand name products are purchased directly from the manufacturer, through the manufacturer's representatives or through food brokers by buyers in each operating division. White Rose(R) label and several customers' private label products are purchased from producers, manufacturers or packers who are licensed by the Company or the specific customer. The Company purchases products in large volume and resells them in the smaller quantities required by its customers. Management believes that the Company has the purchasing power to obtain competitive volume discounts from its suppliers. Substantially all categories of products distributed by the Company are available from a variety of manufacturers and suppliers, and the Company is not dependent on any single source of supply for any specific category, however, market conditions dictate that certain nationally prominent brands, available from single suppliers, be available for distribution. Order size and frequency are determined by the Company's buyers based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases, including the practice of taking advantage of situations when the manufacturer is selling an item at a discount pursuant to a special promotion, an industry practice known as "forward buying." This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.


Competition and Trademarks

The wholesale food distribution industry is highly competitive. The Company is one of the largest independent wholesale food distributors to supermarkets in the New York City metropolitan area. The Company's principal competitors in all three product categories, are C&S Wholesale Grocers, Inc., although it currently concentrates its business on larger chains, and Bozzuto's, Inc. Krasdale Foods, Inc., General Trading Co. ("General Trading"), Grocery Haulers, Inc. and

Northeast Frozen Foods are the Company's main competitors with respect to the distribution of certain of the Company's product lines. As the Company expands into other geographic markets, it expects to compete with national distributors in all product categories.

The  Company  also  competes  with   cooperatives,   such  as  Key  Food  Stores
Co-operative Inc., which provide support services to their affiliated independent retailers doing business under trade names licensed to them by the cooperatives. Unlike these competitors, the Company does not require payment of capital contributions to the Company by retailers desiring to use the Met(R) and Pioneer(R) names.

Management believes that the principal competitive factors in the Company's business include price, scope of products and services offered, distribution service levels, strength of private label brand offered, strength of store trademarks offered and store financing support. Management believes that the Company competes effectively by offering a full product line, including its White Rose(R) label, retail support and financing services, its Met(R) and Pioneer(R) voluntary cooperative trademarks, flexible delivery schedules, competitive prices and competitive levels of customer services.

The Company believes there is significant competitive value in its White Rose(R) brand, as well as in its Met(R) and Pioneer(R) names.


Seasonality

Typically, the fiscal fourth quarter is the Company's strongest quarter in terms of profitability with the fiscal third quarter the weakest. The third quarter comparative weakness has been mitigated somewhat by the Company's increased sales outside of New York City.


Employees

As of February 16, 2001, the Company employed approximately 1,373 persons, of whom approximately 898 were covered by collective bargaining agreements with various International Brotherhood of Teamsters locals.

The Company is a party to certain collective bargaining agreements with its warehouse and trucking employees at its refrigerated operation (expiring November 2005), its grocery operation (warehouse expiring October 2002 and trucking expiring May 2005) and its frozen operation (expiring January 2004).

Management believes that the Company's present relations with its work force are satisfactory.

ITEM 2.  PROPERTIES

The Company's three distribution facilities and data center are set forth below.

      Location                      Use                  Square Footage         Lease Expiration
      --------                      ---                  --------------         ----------------
Carteret, New Jersey       Groceries, Non-Perishables,      645,000         2018 (plus two 5-year
                           and executive offices                                  renewal options)

Woodbridge, New Jersey     Refrigerated                     200,000         2006 (plus three 5-year
                                                                                  renewal options)

Carteret, New Jersey       Frozen                           179,000         2018 (plus two 5-year
                                                                                  renewal options)

Westbury, New York         Computer center                   11,800         2007

The aggregate operating lease rent paid in connection with the Company's facilities was approximately $5.0 million in fiscal 2000.

The Carteret grocery division distribution facility operates at approximately 90% of its current capacity and the refrigerated division distribution facility operates at 95% of its current capacity (both on a three shift basis), while the frozen foods division distribution facility operates at approximately 95% of its current capacity (on a two shift basis). Depending on the type of new business introduced (e.g. high turn product that is already slotted in inventory), each distribution facility has capacity to expand its output.

On October 25, 2000 the Company announced plans for a 100,000-square-foot expansion of the White Rose Frozen Food distribution facility in Carteret, New Jersey. The expansion plans were precipitated by the need to expand capacity to accommodate product requirements of customers without compromising service. The expansion will bring the total square footage of the facility to approximately 279,000 square feet, with completion expected by the first fiscal quarter of 2002. In addition, the grocery facility lease in Carteret provides for expansion of up to 161,000 sq. ft.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in claims, litigation and administrative proceedings of various types in various jurisdictions. In addition, the Company has agreed to indemnify various transferees of its divested operations with respect to certain known and potential liabilities which may arise out of such operations. The Company also has incurred, and may in the future incur, liability arising under environmental laws and regulations in connection with these divested properties and properties presently owned or acquired. Although management believes that it has established adequate reserves for known contingencies, there can be no assurances that the costs of environmental remediation or an unfavorable outcome in any litigation or governmental proceeding will not have an adverse effect on the Company.

Environmental. The Company has incurred, and may in the future incur, environmental liability to clean up potential contamination at a number of properties under certain federal and state laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). Under such laws, liability for the cleanup of property contaminated by hazardous substances may be imposed on both the present owner and operator of a property and any person who owned or operated the property at the time hazardous substances were disposed thereon. Persons who arranged for the disposal of hazardous substances found on a disposal site may also be liable for cleanup costs. In certain cases, the Company has agreed to indemnify the purchaser of its former properties for liabilities arising thereon or has agreed to remain liable for certain potential liabilities that were not assumed by the transferee.

The Company has recorded an estimate of its total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $664,000 as of December 30, 2000. The Company believes the reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that the identification of contamination at its current or former sites or changes in cleanup requirements would not result in significant costs to the Company.

The Company is now responsible for the monitoring (cleanups having been completed) of various sites previously owned or operated by the Company, the most significant of which are located in St. Genevieve, Missouri and Three Rivers, Michigan.

In addition, the Company has been identified as a potentially responsible party under CERCLA for clean-up costs at the Seaboard waste disposal site in North Carolina. The Company is a member of the de minimus group comprised of parties who allegedly contributed less than 1% of the total waste at the site.

Litigation. The Company is a defendant in an action entitled Twin County Grocers, Inc. et al. v. Food Circus Supermarkets, Inc. et al., filed in the United States Bankruptcy Court for the District of New Jersey on February 26, 1999. The plaintiff alleges that the Company was a party to a civil conspiracy, breached agreements, negotiated in bad faith and tortiously interfered with a contract and prospective economic advantage in connection with a potential sale of Twin County's business and seeks unspecified damages. The matter has recently been moved to the Federal District Court of New Jersey and is proceeding towards trial. The Company believes that the allegations are without merit and will continue to vigorously defend this action.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public market for the outstanding common equity of the Company and the majority (98.54%) of its outstanding common stock is owned by Rose Partners, LP.

The Company paid a dividend of $2.5 million in April 2000. The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants contained in the Company's senior bank lending arrangement. As a result of these restrictive covenants, as of December 30, 2000, the Company is currently permitted to pay dividends in an amount up to approximately $5.4 million.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected historical data of the Company for the periods indicated and has been prepared by adjusting the consolidated financial statements of the Company as if the merger between the Company and its former parent, White Rose Foods, Inc. ("White Rose"), with the Company as the survivor, had taken place as of December 31, 1995. Since the stockholders of the Company upon consummation of the merger are identical to the stockholders of White Rose, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling of interests accounting. Such data should be read in conjunction with the consolidated financial statements and related notes included herein.

                                          Year Ended     Year Ended    Year Ended    Year Ended    Year Ended
                                          December 28,   December 27,   January 2,    January 1,   December 30,
                                             1996           1997         1999 (c)        2000          2000
                                         ---------------------------------------------------------------------------
                                                                       (In thousands)
Income Statement Data:
Total revenue                          $ 1,050,206   $ 1,071,800   $ 1,196,933      $ 1,413,827   $ 1,495,398
Gross profit(a)                            114,487       112,633       121,939          138,971       144,996
  Warehouse expense                         41,038        42,453        49,440           51,865        52,233
  Transportation expense                    21,624        22,042        24,719           26,607        28,387
  Selling, general and
   administration expenses                  22,694        21,598        22,760           25,834        29,443
  Facility integration and
   abandonment expense                          --            --         4,173               --            --
  Amortization--excess of cost over
    net assets acquired                      2,892         2,459         2,460            2,425         2,425
Operating income                            26,239        24,081        18,387           32,240        32,508
  Interest expense                          23,955        21,890        18,170           16,679        16,028
  Amortization--deferred financing
   costs                                     1,138           944           721              764           730
  Other (income), net                       (3,758)       (3,242)       (9,534)(e)       (2,744)       (3,517)
Income (loss) from continuing
  operations before income taxes
  and extraordinary items                    4,904         4,489         9,030           17,541        19,267
Income taxes                                 3,053        (1,241)        4,449            7,872         8,528



Income (loss) from continuing
   operations before extraordinary
   items                                     1,851         5,730         4,581            9,669        10,739
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax          219        (8,693)         (201)            --            --
Net (loss) income                      $     2,070   $    (2,963)  $     4,380      $     9,669   $    10,739

                                             December     December 27    January 2,    January 1,   December 30,
                                                28,           1997        1999 (c)        2000          2000
                                               1996
                                         ---------------------------------------------------------------------------
                                                                       (In thousands)

Balance Sheet Data:
Total assets                                   $301,069       $279,961      $274,828      $273,406        $289,801

Working capital                                  12,342         23,365        41,117        56,397          56,238
Total debt including capital leases             215,308        196,966       178,127       164,069         167,531
Total stockholder's equity                        4,105        (3,081)(b)    (3,701)(d)      5,968          14,207
(deficiency)

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

(c)      Represents a 53 week fiscal year.

(d)      Including a $5 million stock repurchase in May 1998.

(e) Includes $7.2 million consideration pursuant to an agreement with Fleming Companies, Inc. See Management's Discussion and Analysis, Results of Operations 52 weeks ending January 1, 2000 and 53 weeks ending January 2, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations including but not limited to new OSHA regulations governing ergonomics; potential commercial vehicle restrictions; and inflation especially with respect to wages and energy costs.


Results of Operations

Fifty-two-weeks ended December 30, 2000 and January 1, 2000

Net sales for the fifty-two weeks ended December 30, 2000 were $1,488.1 million as compared to $1,406.1 million for the fifty-two weeks ended January 1, 2000. This 5.8% increase in net sales primarily reflects increased sales to existing customers.

Other revenue, consisting of recurring customer related services, decreased to $7.3 million for the fifty-two weeks ended December 30, 2000 as compared to $7.7 million in the prior period. The decrease was a result of $1 million of storage income in the prior period at the Company's Garden City, NY and Kearny, NJ facilities, which ceased operations in 1999.

Gross margin (excluding warehouse expense) decreased to 9.7% of net sales or $145.0 million for the fifty-two weeks ended December 30, 2000 as compared to 9.9% of net sales or $139.0 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps intended to maintain and improve its margins; however, as indicated by the comparative decrease in gross margin, factors such as the additions of high volume, low margin customers, the decrease in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures are expected to continue to have an effect on gross margin.

Warehouse expense decreased as a percentage of net sales to 3.5% of net sales or $52.2 million for the fifty-two weeks ended December 30, 2000 as compared to 3.7% of net sales or $51.9 million due to the inclusion of expenses related to the now closed Garden City and Kearny warehouse in the prior period. Excluding all expenses relating to these facilities in both periods, warehouse expense would have been 3.5 % of net sales in both periods.

Transportation expense remained at 1.9% of net sales or $28.4 million for the fifty-two weeks ended December 30, 2000 as compared to 1.9% of net sales or $26.6 million in the prior period due to greater efficiencies offsetting higher expenses.

Selling, general and administrative expense increased to 2.0% of net sales or $29.4 million for the fifty-two weeks ended December 30, 2000 as compared to 1.8% of net sales or $25.8 million for the prior period primarily due to costs associated with (i) EasyGrocer.com, (ii) increased professional fees, (iii) employee benefits, and (iv) the relocation and ongoing expenses associated with the Company's data processing center.

Other income, net of other expenses, increased to $3.5 million for the fifty-two weeks ended December 30, 2000 as compared to $2.7 million for the prior period.

Interest expense decreased to $16.0 million for the fifty-two weeks ended December 30, 2000 from $16.7 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $8.5 million, resulting in an effective income tax rate of 44% for the fifty-two weeks ended December 30, 2000 as compared to a provision of $7.9 million resulting in an effective rate of 45% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the fifty-two weeks ended December 30, 2000 of $10.7 million as compared to $9.7 million in the prior period.


Fifty-two-weeks  ended  January 1, 2000 and  fifty-three  weeks ended January 2,
1999

Net sales for the fifty-two weeks ended January 1, 2000 were $1,406.1 million as compared to $1,189.3 million for the fifty-three weeks ended January 2, 1999. This 18.2% increase in net sales primarily reflects sales to new customers that the Company began servicing in late December 1998, as well as increased sales to existing customers.

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

The Company recorded an income tax provision of $7.9 million, resulting in an effective income tax rate of 45% for the fifty-two weeks ended January 1, 2000 as compared to a provision of $4.4 million resulting in an effective rate of 49% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the year ended January 1, 2000 with the exception of an alternative minimum tax.

The Company recorded net income for the fifty-two weeks ended January 1, 2000 of $9.7 million as compared to $4.4 million, which included an extraordinary loss of $201,000, in the prior period.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit is scheduled to mature on June 30, 2004, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate.

Borrowings under the Company's revolving bank credit facility were $10.4 million (excluding $5.1 million of outstanding letters of credit) at December 30, 2000. Additional borrowing capacity of $71.8 million was available at that time under the Company's then current, borrowing base certificate. The Company believes that these sources will be adequate to meet the Company's currently anticipated working capital needs, dividend payment, if any, capital expenditures, and debt service requirements during the next four fiscal quarters.

During the fifty-two weeks ended December 30, 2000, cash flows provided by operating activities were $2.1 million, consisting primarily of cash generated from income before non-cash expenses of $26.6 million, offset mainly by increases in (i) accounts and notes receivable of $8.3 million, (ii) inventory of $3.1 million, and (iii) other assets of $12.3 million, the majority of which was a tax-deductible contribution to its defined benefit pension plan which insures its continued overfunded status for the foreseeable future.

Cash flows used in investing activities during the fifty-two weeks ended December 30, 2000 were approximately $2.3 million, which were used exclusively for capital expenditures. Net cash provided by financing activities of approximately $1.0 million was primarily funded from the Company's bank credit facility, offset by a $2.5 million dividend paid.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization and certain one-time charges, was $43.0 million during the fifty-two weeks ended December 30, 2000 as compared to $41.1 million in the prior period. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company increased slightly to $167.5 million at December 30, 2000 as compared to $164.1 million at January 1, 2000. Stockholders' equity was $14.2 million on December 30, 2000 as compared to $6.0 million on January 1, 2000. As of December 30, 2000, the Company is currently permitted to pay dividends in an amount up to approximately $5.4 million

The Company currently does not expect to spend more than $4.0 million during 2001 on capital expenditures, but the Company may purchase certain assets used in its business instead of leasing them due to economic conditions.

The Company expended approximately $260,000 in fiscal 2000 and does not expect to expend more than $664,000 in fiscal 2001 in connection with the environmental remediation of certain presently owned or divested properties. At December 30, 2000, the Company has reserved $664,000 for those known environmental liabilities. The Company intends to finance the remediation through internally generated cash flow or borrowings. Management believes that should the Company become liable as a result of any adverse determination of any legal or governmental proceeding in a material amount beyond the expected expenditures, it could have an adverse effect on the Company's liquidity position.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of December 30, 2000, the Company was in compliance with its covenants.

On October 25, 2000 the Company announced plans for a 100,000-square-foot expansion of the White Rose Frozen Food distribution facility in Carteret, New Jersey which should be ready for occupancy in the first fiscal quarter of 2002. Additional rent is expected to cost the Company approximately $1.1 million per year which should not be material to the Company's liquidity, in part because of expected increases in warehouse efficiencies and productivity.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.

As a way of enhancing shareholder value and providing the Company's employees with the benefit of ownership in the Company, the Board of Directors has authorized management to evaluate a leveraged Employee Stock Ownership Plan.



ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 2000's average outstanding bank debt, a 100 basis point change in interest rates would change interest expense by approximately $53,000. For fixed rate debt such as the Company's $155 million 10% senior notes, interest rate changes effect the fair market value of the notes but do not impact earnings or cash flows.

The Company does not presently use financial derivative instruments to manage its interest costs. At this moment, the Company has no foreign exchange risks and only minimal commodity risk with respect to commodities such as fuel oil, natural gas and electricity although changes in the marketplace for energy make bring added risk which the Company cannot quantify at this time.

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

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements.................................  F-1

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000....  F-3

Consolidated Statements of Operations for each of the
 three years in the period ended December 30, 2000.........................  F-4

Consolidated Statements of Changes in Stockholders'
 Equity (Deficiency) for each of the three years in the period ended December 30, 2000...................................................  F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 30, 2000.....................  F-6

Notes to Consolidated Financial Statements.................................  F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:

                                  Age Position

Richard B. Neff (2) (3)         52      Co-Chairman of the Board of Directors
                                        and Chief Executive officer

Stephen R. Bokser               58      Co-Chairman of the Board of Directors,
                                        President, and Chief Operating Officer

Jerold E. Glassman (2) (3)      65      Director

Emil W. Solimine (2)            56      Director

Charles C. Carella (1)          67      Director

Jane Scaccetti (1)              46      Director

Earle I. Mack (3)               62      Director

Joseph R. DeSimone              61      Senior Vice President Distribution

Robert A. Zorn                  46      Executive Vice President-Finance and
                                        Treasurer

Lawrence S. Grossman            39      Senior Vice President and Chief
                                        Financial Officer

Harlan Levine                   39      Vice President, General Counsel and
                                        Secretary

George Conklin                  40      Vice President of Logistics

Joseph Fantozzi                 39      Senior Vice President and General
                                        Manager- White Rose Dairy Division of
                                        Di Giorgio

John Annetta                    49      Senior Vice President and General
                                        Manager- White Rose Frozen Division of
                                        Di Giorgio

--------------------------------------------------------------------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Executive Committee

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

Mr. Neff has been Co-Chairman and Chief Executive Officer of Di Giorgio since October 2000. For the five years prior to October 2000, he was Di Giorgio's Executive Vice President and Chief Financial Officer. He has been a Director of Di Giorgio since 1990. He is also a Director of Ryan Beck & Co., an investment banking concern and Bruno's Inc., a supermarket operator.

Mr. Bokser has been Co-Chairman, President, and Chief Operating Officer of Di Giorgio since October 2000. For the five years prior to October 2000, he was Di Giorgio's Executive Vice President and President of the White Rose Food division. He has been a Director of Di Giorgio since 1990. Mr. Bokser is also a director of Foodtown, a supermarket cooperative, Western Beef, Inc., a supermarket retailer, and Maimonides Hospital in Brooklyn, NY.

Mr. Glassman has been a Director of Di Giorgio since 1990. Since prior to 1996, Mr. Glassman has been Managing Partner of Grotta, Glassman & Hoffman, a law firm which has its primary office in Roseland, New Jersey. Mr. Glassman is also a director of DBT Online, Inc. and Essex Valley Healthcare, Inc.

Mr. Solimine has been a Director of Di Giorgio since 1990. He also is the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1996.

Mr. Carella became a Director of Di Giorgio in 1995. Since prior to 1996, Mr. Carella has been a Partner of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein. Mr. Carella is a member of the Board of Administrations of the Archdiocese of Newark and the Board of Trustees of Fordham University. He is also a director of the Cancer Institute of New Jersey.

Ms. Scaccetti has been a Director of Di Giorgio since 1996. Since prior to 1996, she has been a shareholder of Drucker & Scaccetti, P.C. She is also a director of Nutrition Management Services Company, Temple University and Temple University Health Systems, and Firekey, Inc. Ms. Scaccetti is a certified public accountant.

Mr. Mack is Senior Partner of the Mack Company. In October 2000, Mr. Mack became a Director of Di Giorgio. He has been a Partner of the Mack Company, a commercial real estate enterprise, since prior to 1996. He is also a member of the Board of Directors of Mack-Cali Realty Corporation.

Mr. DeSimone has been Senior Vice President of Distribution since prior to 1996.

Mr. Zorn has been Executive Vice President-Finance since 2001. Previously, he held the position of Senior Vice President and Treasurer of Di Giorgio since prior to 1996.

Mr. Grossman has been Senior Vice President and Chief Financial Officer since 2001. Previously, he held the position of Vice President-Corporate Controller since prior to 1996. Mr. Grossman is a certified public accountant.

Mr. Levine has been Vice President and General Counsel of Di Giorgio since June 2000. Previously he held the position of Division Counsel since prior to 1996.

Mr. Conklin has been Vice President of Logistics since 1996.

Mr. Fantozzi has been Senior Vice President and General Manager of the White Rose Dairy division of Di Giorgio since 2001. Previously he held the position of Vice President and General Manager of the White Rose Dairy division of Di Giorgio since prior to 1996.

Mr. Annetta has been Senior Vice President and General Manager of the White Rose Frozen division of Di Giorgio since 2001. Previously he held the position of Vice President and General Manager of the White Rose Frozen division of Di Giorgio since prior to 1996.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued to both individuals who served as Chief Executive Officer during the year and each of the four most highly compensated executive officers of Di Giorgio whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended December 30, 2000.

                                                                       Other Annual   All Other
   Name and Principal Position               Year   Salary     Bonus   Compensation  Compensation
   ---------------------------               ----   ------     ------  ------------  ------------
                                                                             (2)
   Arthur M. Goldberg,                       2000   $347,000      --         --        --
   Chairman of the Board, President and      1999   $400,000      --         --        --
   Chief Executive Officer (1)               1998   $400,000      --         --        --

   Richard B. Neff,                          2000   $372,500   $470,000   $56,411   $2,550(3)
   Co-Chairman of the Board of Directors     1999   $325,000   $535,000      --     $2,400(3)
   and Chief Executive Officer               1998   $325,000   $475,000      --     $2,400(3)

   Stephen R. Bokser,                        2000   $379,808   $450,000   $56,411   $2,550(3)
   Co-Chairman of the Board of Directors,    1999   $325,000   $515,000      --     $2,400(3)
   President, and Chief Operating Officer    1998   $325,000   $300,000      --     $2,400(3)

   Robert A. Zorn,                           2000   $245,600   $40,000       --     $2,550(3)
   Executive Vice President-Finance and      1999   $230,600   $35,000       --     $2,400(3)
   Treasurer                                 1998   $220,600   $30,000       --     $2,400(3)

   Joseph R. DeSimone                        2000   $189,800   $32,000       --     $2,550(3)
   Senior Vice President                     1999   $180,300   $30,000       --     $2,400(3)
   Distribution                              1998   $171,800   $26,000       --     $2,400(3)

   Joseph Fantozzi                           2000   $174,000   $63,000       --     $2,550(3)
   Senior Vice President and General         1999   $157,000   $60,000       --     $2,400(3)
   Manager of White Rose Dairy Division      1998   $140,000   $52,000       --     $2,400(3)

(1) Mr. Goldberg served as Chairman of the Board, President and Chief Executive Officer until his death in October 2000.

(2) Other annual compensation consists of interest and principal payments on a loan payable, grossed up for taxes, which was used to purchase Company stock. The loan bears interest at 9.5% and is payable over 5 years. Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 1998, 1999, and 2000 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

(3) Represents contributions made by the Company pursuant to the Company's Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."



Employment Agreements

The Company is a party to an Agreement with Mr. Neff which runs through April 1, 2005. Currently, Mr. Neff is entitled to receive an annual salary of $390,000 pursuant to the Agreement. In addition, Mr. Neff will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Neff or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

The Company is a party to an Agreement with Mr. Bokser which runs through April 1, 2005. Currently, Mr. Bokser is entitled to receive an annual salary of $400,000 pursuant to the Agreement. In addition, Mr. Bokser will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Bokser or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

The Company is a party to an agreement with Mr. Zorn which provides that six months notice be given by either party to terminate his employment. Currently, Mr. Zorn is entitled to receive an annual salary of $260,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at the sole discretion of the Company. Mr. Zorn may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Zorn's employment with the Company; or (ii) certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

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

A participant earns a nonforfeitable right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan is as follows: Mr. Neff, $28,191; Mr. Bokser $95,246; Mr. Zorn, $17,820; Mr. De Simone, $21,611; Mr
Fantozzi, $27,667.

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

Eligible employees may elect to contribute on a tax deferred basis from 1% to 15% of their total compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution of 30% of the basic contribution.

Each participant has a fully vested interest in all contributions made by them and in the matching contributions made by the Company on their behalf through 1994. For years beginning with 1995, there is a 5 year vesting period. The employee has full investment discretion over all contributions.

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


Compensation of Directors

Directors of the Company who are not employees of the Company receive a quarterly retainer of $6,250 plus fees of $2,000 per day for attendance at meetings of the Board of Directors and $1,000 for Committee meetings.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Rose Partners, LP owns a majority (98.54%) of the common stock of the Company. Rose Partners, LP has informed the Company that Mr. Neff is the sole general partner of Rose Partners, LP. In addition, Mr. Neff owns .73% of the common stock of the Company and Mr. Bokser owns .73% of the common stock of the Company.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bokser is a director of Western Beef, Inc. In fiscal 2000, the Company sold various food products to Western Beef, Inc. in the amount of $45.9 million.

The Company employs Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, a director of the Company, is a partner, for legal services on an on-going basis. The Company paid approximately $121,000 to the firm for fiscal 2000.

The Company employs Emar Group, Inc. ("Emar Group"), a risk management and insurance brokerage company controlled by Emil W. Solimine, a director of the Company, for risk management and insurance brokerage services. The Company paid Emar Group approximately $150,000 in fiscal 2000 for such services and purchased insurance with premiums of $1.5 million through Emar.

The Company believes that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

In April 2000, the Company loaned each of Messrs. Neff and Bokser $185,000 to be used by each of them to purchase .57195 shares of Class A Di Giorgio common stock and .56285 shares of Class B Di Giorgio common stock from a minority shareholder of the Company. The loans bear interest at 9.5 % per annum and are due five (5) years from the date of the loan. On January 31, 2001, $162,510 was outstanding on each loan.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   Documents filed as part of this report.

     1.   Financial Statements

          Independent Auditors' Report...................................... F-2

          Consolidated Balance Sheets as of
          January 1, 2000 and December 30, 2000............................. F-3

          Consolidated Statements of Operations for each of the
          three years in the period ended December 30, 2000................. F-4

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficiency) for each of the three years in the period
          Ended December 30, 2000........................................... F-5

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended December 30, 2000............. F-6

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

          2.1(8) - Certificate of Ownership and Merger merging White Rose Foods, Inc. with and into Di Giorgio Corporation.

          3.1(2)    - Restated Certificate of Incorporation.

          3.2(2)    - Bylaws.

          4.1(7) - Indenture between Di Giorgio Corporation and The Bank of New York, as Trustee, including the form of Note, dated as of June 20, 1997.

          10.1(11)+ - Second Amended and Restated Employment Agreement effective as of April 1, 2000 between the Company and Richard B. Neff.

          10.2(1)+ - Employment Agreement dated February 18, 1992 between the Company and Robert A. Zorn

          10.3(11)+ - Third Amended and Restated Employment Agreement effective as of April 1, 2000 between the Company and Stephen R. Bokser

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

          10.10(9) - Lease between AMAX Realty Development, Inc. and V. Paulius and Associates and the Company dated November 26, 1997 for a frozen food warehouse facility at Carteret, New Jersey.

          10.11(9) - Third Amendment, dated as of November 26, 1997, to Carteret grocery warehouse lease dated as of February 11, 1994.

          10.13(10) - Restated Credit Agreement dated as of November 15, 1999 among Di Giorgio Corporation as Borrower, the financial institutions thereto, as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Deutsche Bank AG New York, as Issuing Bank.

          21(12)    - Subsidiaries of the Registrant

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 1994 (File 1-1790)

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1995 (File 1-1790)

(7) Incorporated by reference to Registration Statement No. 333 30557 on Form S-4 filed with the Securities and Exchange Commission on July 1, 1997.

(8)  Incorporated by reference to Amendment No. 1 to the Company's  Registration
     Statement  on  Form  S-4   (Registration  No.  333-30557)  filed  with  the
     Commission on July 16, 1997.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997 (File 1-1790).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File 1-1790).

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File 1-1790).

(12) Filed herewith.

b. Reports on Form 8-K

      The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2001.

DI GIORGIO CORPORATION                      DI GIORGIO CORPORATION



By:  /s/ Stephen R. Bokser                           By:  /s/ Richard B. Neff
    --------------------------------                     -----------------------
Stephen R. Bokser                                    Richard B. Neff
Co-Chairman, President,                              Co-Chairman and Chief
  And Chief Operating Officer                          Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                       Date

 /s/ Jerold E. Glassman            Director                    February 26,2001
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine              Director                    February 26, 2001
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella            Director                    February 26, 2001
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti                Director                    February 26, 2001
---------------------------
Jane Scaccetti

 /s/ Earle I. Mack                 Director                    February 26, 2001
---------------------------
Earl I. Mack

 /s/ Lawrence S. Grossman          Senior Vice President and   February 26, 2001
-------------------------          Chief Financial Officer
Lawrence S. Grossman               (Principal Financial &
                                   Accounting Officer)

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS                        F-2

FINANCIAL  STATEMENTS  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED  DECEMBER
  30, 2000:

   Consolidated Balance Sheets                                              F-3

   Consolidated Statements of Income                                        F-4

   Consolidated Statements of Stockholders' Equity (Deficiency)             F-5

   Consolidated Statements of Cash Flows                                    F-6

   Notes to Consolidated Financial Statements                               F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey:

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Di Giorgio Corporation and Subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


/s/ Deloitte & Touche LLP


New York, New York
February 16, 2001

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 1, 2000 AND DECEMBER 30, 2000 (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                        January 1,    December 30,
ASSETS                                                                    2000           2000
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 988        $ 1,744
  Accounts and notes receivable - Net                                    88,845         92,748
  Inventories                                                            61,546         64,687
  Deferred income taxes                                                   7,655          3,973
  Prepaid expenses                                                        2,633          3,727
                                                                          -----          -----
           Total current assets                                         161,667        166,879

PROPERTY, PLANT AND EQUIPMENT - Net                                      10,238         10,339

NOTES RECEIVABLE                                                         11,386         15,034

DEFERRED FINANCING COSTS                                                  4,652          3,922

OTHER ASSETS                                                             11,719         22,308

EXCESS OF COST OVER NET ASSETS ACQUIRED - Net                            73,744         71,319
                                                                         ------         ------
TOTAL ASSETS                                                           $273,406       $289,801
                                                                       ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility                                             $ 6,782       $ 10,410
  Current installment - capital lease liability                             167             63
  Accounts payable - trade                                               72,410         74,663
  Accrued expenses                                                       25,911         25,505
                                                                         ------         ------
           Total current liabilities                                    105,270        110,641

LONG-TERM DEBT                                                          155,000        155,000

CAPITAL LEASE LIABILITY                                                   2,120          2,058

OTHER LONG-TERM LIABILITIES                                               5,048          7,895

STOCKHOLDERS' EQUITY:
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 78.116 shares                                    -              -
  Common stock, Class B, $.01 par value, non voting - authorized,
    1,000 shares; issued and outstanding, 76.869 shares                       -              -
  Additional paid-in capital                                              8,002          8,002
(Accumulated deficit) retained earnings                                  (2,034)         6,205
                                                                         ------          -----
            Total stockholders' equity                                    5,968         14,207
                                                                          -----         ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                               $273,406       $289,801
                                                                       ========       ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 30, 2000
(in thousands)
--------------------------------------------------------------------------------

                                                   January 2,     January 1,     December 30,
                                                      1999           2000           2000
REVENUE:
  Net sales                                        $ 1,189,296    $ 1,406,094    $ 1,488,062
  Other revenue                                          7,637          7,733          7,336
                                                   -----------    -----------    -----------
           Total revenue                             1,196,933      1,413,827      1,495,398

COST OF PRODUCTS SOLD                                1,074,994      1,274,856      1,350,402
                                                   -----------    -----------    -----------

           Gross profit - exclusive of warehouse
             expense shown separately below            121,939        138,971        144,996

OPERATING EXPENSES:
  Warehouse expense                                     49,440         51,865         52,233
  Transportation expense                                24,719         26,607         28,387
  Selling, general and administrative expenses          22,760         25,834         29,443
  Facility integration and abandonment expense           4,173           --             --
  Amortization - excess of cost over net assets
     acquired                                            2,460          2,425          2,425
                                                   -----------    -----------    -----------
OPERATING INCOME                                        18,387         32,240         32,508

INTEREST EXPENSE                                        18,170         16,679         16,028

AMORTIZATION - Deferred financing costs                    721            764            730

OTHER INCOME - Net                                      (9,534)        (2,744)        (3,517)
                                                   -----------    -----------    -----------

INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                               9,030         17,541         19,267

PROVISION FOR INCOME TAXES                               4,449          7,872          8,528
                                                   -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY
    ITEM                                                 4,581          9,669         10,739

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt - net of tax             (201)          --             --
                                                   -----------    -----------    -----------
NET INCOME                                         $     4,380    $     9,669    $    10,739
                                                   ===========    ===========    ===========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 30, 2000
(in thousands, except share data)
--------------------------------------------------------------------------------

                                   Class A             Class B          Additional
                                Common Stock        Common Stock         Paid-in    Accumulated
                              Shares    Amount    Shares    Amount       Capital      Deficit       Total
BALANCES,
  DECEMBER 27, 1997          101.622     $ -      100.000     $ -        $13,002     $(16,083)    $ (3,081)

  Net income                       -       -           -        -             -         4,380        4,380

  Stock repurchase           (23.506)      -      (23.131)      -         (5,000)           -       (5,000)
                             --------     --      --------     --        --------          --       -------

BALANCES,
  JANUARY  2, 1999            78.116     $ -       76.869     $ -        $  8,002    $(11,703)    $ (3,701)

  Net income                       -       -            -       -             -         9,669        9,669
                                  --      --           --      --            --        ------       -----

BALANCES,
  JANUARY  1, 2000            78.116     $ -       76.869     $ -        $ 8,002     $ (2,034)    $  5,968

  Net income                       -       -            -       -             -        10,739       10,739

   Dividend                        -       -            -       -             -        (2,500)    $ (2,500)
                                  --      --           --      --            --       --------    --------

BALANCES,
  DECEMBER 30, 2000           78.116     $ -       76.869     $ -        $ 8,002     $  6,205     $ 14,207
                              ======     ====      ======     ====        ======     ========     ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 30, 2000
(in thousands)
--------------------------------------------------------------------------------


                                                                January 2,   January 1,   December 30,
                                                                   1999        2000         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  4,380    $  9,669    $ 10,739
  Adjustments to reconcile net income to net
    cash provided by operations:
    Extraordinary loss on extinguishment of
      debt - net of tax                                               201        --          --
    Depreciation and amortization                                   2,488       1,502       2,186
    Amortization of deferred financing costs                          721         764         730
    Amortization of excess of cost over net assets acquired         2,460       2,425       2,425
    Other amortization                                              2,188       2,153       2,000
    Provision for doubtful accounts                                   825         700         700
    Non-cash increase in prepaid pension cost                        (297)       (389)       (331)
    Deferred taxes                                                  4,155       7,415       8,236
    Impairment loss on leasehold improvements                       4,047        --          --
    Facility integration reserve                                    2,813        --          --
    Gain on sale of Garden City facility                           (3,115)       --          --
  Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts and notes receivable                             (12,122)     (6,533)     (4,603)
        Inventories                                                (4,361)     (1,064)     (3,141)
        Prepaid expenses                                           (6,104)        422      (1,094)
        Other assets                                                5,896        (207)    (12,258)
        Long-term receivables                                      (4,416)        458      (3,648)
      Increase (decrease) in:
        Accounts payable                                           12,717         794       2,253
        Accrued expenses and other liabilities                     (1,000)        367      (2,112)
                                                                 --------    --------    --------
           Net cash provided by operating activities               11,476      18,476       2,082
                                                                 --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (2,990)     (3,408)     (2,287)
  Net proceeds from Garden City facility sale                      13,721        --          --
                                                                 --------    --------    --------
              Net cash provided by (used in)
                investing activities                               10,731      (3,408)     (2,287)
                                                                 --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility - net                                             959     (13,846)      3,628
  Premiums on completed tender offers                                (335)       --          --
  Finance fees paid                                                  --          (481)       --
  Repayments of debt                                              (19,603)       --          --
  Stock repurchase                                                 (5,000)       --          --
  Dividend to stockholders                                           --          --        (2,500)
  Repayments of capital lease obligations                            (195)       (212)       (167)
                                                                 --------    --------    --------

           Net cash (used in) provided by financing activities    (24,174)    (14,539)        961
                                                                 --------    --------    --------

See notes to consolidated financial statements.
                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 30, 2000
(in thousands)
--------------------------------------------------------------------------------

                                                                 January 2,  January 1,  December 30,
                                                                   1999        2000         2000

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               $ (1,967)   $    529    $    756

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 2,426         459         988
                                                                 --------    --------    --------
 CASH AND CASH EQUIVALENTS,  END OF YEAR                         $    459    $    988    $  1,744
                                                                 ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                     $ 18,322    $ 16,855    $ 16,079
                                                                 ========    ========    ========

    Income taxes                                                 $    107    $    423    $  1,158
                                                                 ========    ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:

  Settlement of note payable                                     $  4,639    $   --      $   --
                                                                 ========    ========    ========



See notes to consolidated financial statements.
                                                                     (Concluded)

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 30, 2000
--------------------------------------------------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Di Giorgio Corporation and Subsidiaries (the "Company") is a wholesale food distributor serving both independent retailers and supermarket chains principally in the New York City metropolitan area including Long Island and New Jersey, and to a lesser extent, the Philadelphia area. The Company distributes three primary supermarket product categories: grocery, frozen and refrigerated.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Notes Receivable - The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; (iii) extended payment terms for initial inventories; and/or (iv) working capital requirements. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Stores receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of December 30, 2000, the Company's customer financing portfolio had an aggregate balance of approximately $22.4 million. The portfolio consisted of approximately 75 loans with a range of $4,000 to $4.2 million.

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

     Revenue Recognition - The Company recognizes revenue upon shipment of goods to the customer for net sales and upon the provision of services for other revenues.

     Comprehensive Income - There are no components of other comprehensive income for the Company except for reported net income.

     Segment Reporting - Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company qualifies for the aggregation rules of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information and therefore operates in one reportable segment.

     Fiscal Year - The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements are comprised of 52, 52, and 53 weeks for the periods ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

     Reclassifications  - Certain  reclassifications  were made to prior  years'
     consolidated   financial   statements   to  conform  to  the  current  year
     presentation.

     New Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company believes that the adoption of the new method of accounting for derivative instruments and hedging activities will not have a material impact on the Company's financial position.

2.   ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                   January 1,      December 30,
                                                      2000             2000
                                                          (in thousands)

     Accounts receivable                           $ 71,349           $ 77,454
     Notes receivable                                 6,897              7,652
     Other receivables                               15,328             12,680
     Less allowance for doubtful accounts            (4,729)            (5,038)
                                                   --------           --------
                                                   $ 88,845           $ 92,748
                                                   ========           ========




3.   PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following:

                                    Estimated
                                     Useful Life    January 1,     December 30,
                                       in Years        2000            2000
                                                         (in thousands)

     Land                                 --       $    900           $   900
     Buildings and improvements             10        4,028             3,446
     Machinery and equipment              3-10       13,180            15,887
     Less accumulated depreciation                  (10,400)          (12,267)
                                                   --------           -------
                                                      7,708             7,966
                                                   --------           -------

Capital leases:
     Building and improvements                        3,117              3,117
     Equipment                                          370                370
     Less accumulated amortization                     (957)            (1,114)
                                                   --------           --------
                                                      2,530              2,373
                                                   --------           --------
                                                   $ 10,238           $ 10,339
                                                   ========           ========


     Depreciation expense was approximately $2,488, $1,502 and $2,186 for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively. Included in that amount is approximately $182, $182 and $157 of amortization of assets under capital leases.

     Frozen Facility - In 1997, the Company acquired, from a third-party landlord, land and a building in Garden City for consideration of $10.6 million, which it previously leased and accounted for as a capital lease. On April 1, 1998, the Company sold that facility to another third-party for $14.5 million and entered into a lease back for a two-year period with an option to extend the lease for an additional five-year period. This transaction resulted in a gain, which was to be amortized over the initial lease period. The Company believed the frozen foods distribution business would be integrated into its other location and this facility would be used for a cold storage operation. Those plans did not materialize, which caused the Company to conclude, in the fourth quarter of fiscal 1998, that it made more economic sense to abandon the facility in 1999. In connection therewith, the Company recorded an expense of approximately $4.2 million as follows (i) $4.1 million relating to the impairment of the long-lived assets based on cash flow analyses, (ii) $2.2 million of cash commitments subsequent to date of abandonment, (iii) $400,000 of facilities integration costs, (iv) $600,000 of exit costs, and net of (v) $3.1 million gain on the sale of the facility. The $4.1 million of long-lived assets was comprised mainly of leasehold improvements, which were abandoned when the Company ceased operations of the facility in May, 1999. Expenses of $428,000 in excess of the remaining reserve of $359,000 were included in warehouse expense in fiscal 2000.


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

     As of January 1, 2000 and December 30, 2000, accumulated amortization of excess costs over net assets acquired for the above acquisitions was approximately $26.2 million and $28.7 million, respectively.

5.   FINANCING

     Debt consists of the following:

                                  Interest Rate
                                  at December 30,  January 1,     December 30,
                                       2000          2000             2000
                                                         (in thousands)

     Revolving credit facility (a)     9.50 %        $  6,782         $ 10,410
                                                     ========         ========

     Long-term debt:
       10% senior notes (b)            10.00 %       $155,000         $155,000
                                                     ========         ========


     (a) Revolving Credit Facility - As of August 1, 1999, borrowings under the $90 million credit facility bore interest at the lead bank's prime rate or the adjusted Eurodollar rate plus 1.625%. The interest rate shown is the bank prime rate. Given the low amount of borrowing, the Company elected not to use the Eurodollar option. The average interest rate for 2000 was 9.03%. The facility is scheduled to mature on June 30, 2004.

          Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of (i) $90 million or (ii) a borrowing base of 80% of eligible receivables and 60% of eligible inventory. As of December 30, 2000, the Company had an additional $71.8 million of borrowing base availability.

          The borrowings under the revolving credit facility are secured by the Company's inventory and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to interest coverage and capital expenditures. The Company was in compliance with the covenants as of December 30, 2000.

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

          The notes are redeemable at the Company's option, in whole or in part, at any time on or after June 15, 2002, at redemption prices set forth in the Indenture. In addition, on or prior to June 15, 2000, the Company may redeem up to 35% of the originally issued notes, at a price of 110% of the principal amount together with accrued and unpaid interest with the net proceeds of public equity offerings as defined by the Indenture. Upon the occurrence of a change of control, holders of the notes have the right to require the Company to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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


6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                        January 1, 2000       December 30, 2000
                                       Carrying    Fair      Carrying     Fair
                                        Amount     Value      Amount     Value
                                                  (in thousands)
     Debt:
       Revolving credit facility       $  6,782   $  6,782   $ 10,410   $ 10,410
       10% senior notes                 155,000    142,600    155,000    129,813
     Accounts and notes receivable -
       current                           88,845     88,845     92,748     92,748
     Notes receivable - long-term        11,386     11,386     15,034     15,034


     The fair value of the 10% senior notes as of January 1, 2000 and December 30, 2000 are based on trade prices of 92.00 and 83.75, respectively, representing yields of 11.6% (as of January 1, 2000) and 12.3% (as of December 30, 2000), respectively. Based on the borrowing rate currently available to the Company, the book or carrying value of the revolving credit facility is considered to be equivalent to its fair value.

     The book value of the current and long-term accounts and notes receivable are equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

7.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                  January 1,       December 30,
                                                    2000              2000
                                                        (in thousands)

     Legal and environmental                       $ 2,403            $ 1,828
     Interest                                          690                639
     Employee benefits                               8,937              9,105
     Due to vendors/customers                        8,028              8,462
     Other                                           5,853              5,471
                                                   -------            -------
                                                   $25,911            $25,505
                                                   =======            =======



8.   RETIREMENT

     a. Pension Plans - The Company maintains a noncontributory defined benefit pension plan covering substantially all of its noncollective bargaining employees. The Company makes annual contributions to the plans in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Company's pension plan are invested in Treasury notes, U.S. Government agency bonds, corporate bonds, money market funds, and other investments.

     The following table provides information for the Pension Plan:

                                                   January 1,       December 30,
                                                     2000              2000
                                                         (in thousands)

     Change in benefit obligation:
       Benefit obligation at beginning of year     $ 50,115           $ 44,739
       Service cost                                     714                644
       Interest cost                                  3,247              3,427
       Actuarial (gain) loss                         (5,770)             1,178
       Benefits paid                                 (3,567)            (3,676)
                                                   --------           --------
     Benefit obligation at end of year             $ 44,739           $ 46,312
                                                   ========           ========

                                                         January 1, December 30,
                                                           2000        2000
                                                             (in thousands)

Change in plan assets:
       Fair value of plan assets at beginning of year      $ 51,167    $ 48,316
       Actual return on plan assets                             716       2,672
       Benefit payments                                      (3,567)     (3,676)
       Contributions from plan sponsor                         --         7,000
                                                           --------    --------
     Fair value of plan assets at end of year              $ 48,316    $ 54,312
                                                           ========    ========

     Reconciliation of funded status:
       Funded status (fair value of plan assets less
       benefit obligation)                                 $  3,577    $  8,000
       Unrecognized net actuarial gain                        6,050       9,082
       Unrecognized prior service cost                          122         108
                                                           --------    --------
     Prepaid benefit cost                                  $  9,749    $ 17,190
                                                           ========    ========



     Net pension cost includes the following components:

                                          January 2,   January 1,   December 30,
                                             1999          2000         2000


     Service cost                           $   668      $   714      $   644
     Interest cost                            3,374        3,247        3,427
     Expected return on plan assets          (4,467)      (4,489)      (4,526)
     Amortization of prior service cost          14           14           14
     Recognized actuarial loss                   44           42         --
                                            -------      -------      -------
                                            $  (367)     $  (472)     $  (441)
                                            =======      =======      =======




     For the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000, the following actuarial assumptions were used:

                                           January 2,   January 1,  December 30,
                                             1999           2000        2000

     Weighted average discount rate          7.00 %       7.75 %        7.75 %
     Rate of increase in future
      compensation levels                     6.00         6.00          6.00
     Expected long-term rate of
      return on plan assets                   9.00         9.00          9.00

     The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in operations was as follows:

     Year Ended                                                   (in thousands)

     January 2, 1999                                                  $1,012
     January 1, 2000                                                     991
     December 30, 2000                                                 1,109



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

     Year Ended                                                   (in thousands)

     January 2, 1999                                                  $197
     January 1, 2000                                                   199
     December 30, 2000                                                 230




9.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                  January 1,      December 30,
                                                     2000             2000
                                                        (in thousands)

     Employee benefits                             $1,413             $  887
     Deferred income tax liability                  1,724              6,278
     Legal                                          1,460               --
     Environmental and other                          451                730
                                                   ------             ------
                                                   $5,048             $7,895
                                                   ======             ======


10.  COMMITMENTS AND CONTINGENCIES

     Legal Proceedings - Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially affect the Company's financial position, cash flows or results of operations.

     The Company has been named in various claims and litigation relating to potential environmental problems. In the opinion of management after consultation with counsel, these claims are either without merit, covered by insurance, adequately provided for, or not expected to result in any material loss to the Company.

     Leases - The Company conducts certain of its operations from leased distribution facilities and leases transportation and warehouse equipment. In addition to rent, the Company pays property taxes, insurance and certain other expenses relating to leased facilities and equipment.

     The Company entered into a lease agreement to lease a dry distribution facility which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997. The term of the new lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million per year (through the expiration date).

     In November 1997, the Company entered into an agreement to lease a new frozen distribution facility in Carteret, New Jersey. The lease is accounted for as an operating lease. The lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $1.8 million for the first ten years and approximately $2.0 million for the last ten years.

     The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 30, 2000:

                                                        Capital       Operating
     Fiscal Year Ending                                  Leases         Leases
                                                             (in thousands)

     2001                                                  $ 196         $ 8,987
     2002                                                    186           7,687
     2003                                                    186           6,639
     2004                                                    186           5,747
     2005                                                    186           5,464
     Thereafter                                            2,824          60,064
                                                          ------         ------
     Net minimum lease payments                            3,764        $ 94,588
                                                                        ========

     Less interest                                          1,643
                                                            -----

Present value of net minimum lease payments (including
  current Installments of $63)                            $ 2,121
                                                          =======


     Total rent expense included in operations was as follows:

     Year Ended                                                   (in thousands)

     January 2, 1999                                                  $12,300
     January 1, 2000                                                   12,272
     December 30, 2000                                                 12,064



     Letters of Credit - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $5.1 million of standby letters of credit with a bank as of January 1, 2000 and December 30, 2000.

     Guaranty - The Company has issued certain guarantees in an aggregate amount of approximately $2.0 million.

     Employment Agreements - The Company has employment agreements with two key executives which will expire in April 2005. In addition, one employee has a termination agreement that provides for a six month notice to terminate. Under these agreements, combined annual salaries of approximately $1.1 million are expected to be paid in fiscal 2001. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

11.  EQUITY

     During 1998, the Company repurchased and retired 23.506 and 23.131 shares of Class A and Class B common stock, respectively, for aggregate cost consideration of $5 million.

     As a result of restrictive covenants contained in the Indenture governing the Company's publicly held debt as well as those contained in the revolving credit facility, the Company is currently permitted to pay dividends in an amount up to approximately $5.4 million at December 30, 2000.

12.  OTHER INCOME - NET

     Other income consists of the following:

                                            January 2,  January 1,  December 30,
                                              1999        2000        2000
                                                     (in thousands)

     Interest income                          $2,092      $2,068      $2,532
     Net gain on disposal of assets               23          31          33
     Other - net (a)                           7,419         645         952
                                              ------      ------      ------
                                              $9,534      $2,744      $3,517
                                              ======      ======      ======



     (a) In fiscal 1998, the Company entered into an agreement with a third party which called for the Company to receive consideration of $7.2 million related to the re-negotiation of a contract to clarify past practices. The Company recognized the $7.2 million as follows:

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

13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:


                                                        January 1,  December 30,
                                                           2000         2000
                                                              (in thousands)

Deferred tax assets:
       Allowance for doubtful accounts                      $ 1,889     $ 2,012
       Accrued expenses not deductible until paid             1,812         941
       Difference between book and tax basis of property      2,094         472
       Net tax operating loss carryforwards                   3,954       1,020
                                                            -------     -------
     Deferred tax assets                                      9,749       4,445
                                                            -------     -------
     Deferred tax liabilities:
       Pension asset valuation                               (3,818)     (6,750)
                                                            -------     -------
     Deferred tax liabilities                                (3,818)     (6,750)
                                                            -------     -------
     Net deferred tax assets (liabilities)                  $ 5,931     $(2,305)
                                                            =======     =======




     As of December 30, 2000, approximately $715,000 of Federal net tax operating loss carryforwards (which expire between the years 2017 and 2019) are available. As of December 30, 2000, the Company had current tax prepayments of approximately $943,000.

     The income tax provision consists of the following:

                                       January 2,    January 1,     December 30,
                                          1999          2000            2000
                                                   (in thousands)
     Current income tax                 $    294      $    457       $    292
     Deferred income tax                   4,155         7,415          8,236
                                        --------      --------       --------
                                        $  4,449      $  7,872       $  8,528
                                        ========      ========       ========

     A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                          January 2, January 1, December 30,
                                                             1999      2000        2000
                                                                  (in thousands)
     Tax at statutory rate                                  $3,070    $5,964    $6,551

     State and local taxes - net of Federal benefit            636     1,165     1,234

     Permanent differences - amortization of excess cost
       over net assets acquired                                743       743       743
                                                            ------    ------    ------
                                                            $4,449    $7,872    $8,528
                                                            ======    ======    ======


14.   RELATED PARTY TRANSACTIONS


     A director of the Company is a director of a customer. During the three-year period ended December 30, 2000, the Company sold various foods products in the amounts of $48.6 million, $50.9 million and $45.9 million, respectively, to this customer.

     A director of the Company is a partner in a firm which provides legal services to the Company on an on-going basis. The Company paid approximately $110,000, $128,000 and $121,000, during each of the three years in the period ended December 30, 2000, respectively, to the law firm for legal services.

     The Company employs the services of a risk management and insurance brokerage firm which is controlled by a director of the Company. Included in the statement of operations are fees paid to the related party of $150,000 for each of the three years in the period ended December 30, 2000. The Company purchased insurance with premiums of $1.5 million from this insurance brokerage firm in fiscal 2000.

     The Company recorded income of $71,000, $64,000 and $65,000 for each of the three years in the period ended December 30, 2000, respectively, from an affiliated entity of the former President of the Company in connection with the sharing of office facilities and administrative expenses.

     In April 2000, the Company loaned two directors of the Company $185,000 each. The loans bear interest at 9.5% per annum and are due five years from the date of the loan. As of December 30, 2000, $162,510 was outstanding on each loan.


15.   MAJOR CUSTOMERS

      During the year ended January 2, 1999, sales to two individual customers represented 30.5% and 17.2% of net sales, respectively.

      During the year ended January 1, 2000, sales to the same two individual customers represented 25.9% and 15.0% of net sales, respectively, and sales to a similar group of customers represented 14.0%.

      During the year ended December 30, 2000, sales to two individual customers represented 24.6% and 14.4% of net sales, respectively, and sales to the same similar group of customers represented 15.8%.

                                     ******

                                                                     SCHEDULE II
DIGIORGIO CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
--------------------------------------------------------------------------------


                      Column A      Column B  Column C   Column D     Column E

                                 Balance at  Charged to               Balance at
                                 Beginning   Costs and                 End of
        Description              of Period   Expenses   Deductions     Period

Allowance for doubtful accounts
 for the period ended:

January 2, 1999                  4,203         825       (751)(1)         4,277

January 1, 2000                  4,277         700       (248)(1)         4,729

December 30, 2000                4,729         700       (391)(1)         5,038

(1) Accounts written off during the year, net of recoveries.