Form 10-Q
period 2001-03-31
DI GIORGIO CORP
filed 2001-05-03
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For  the Quarter Ended March 31, 2001

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of May 1, 2001, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                      INDEX


PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
     December 30, 2000 and March 31, 2001 (Unaudited).......................  1

   Consolidated Condensed Income Statements,
     Thirteen Weeks Ended April 1, 2000
     and March 31, 2001 (Unaudited).........................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirteen Weeks Ended March 31, 2001 (Unaudited)........................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirteen Weeks Ended April 1, 2000 and
     March 31, 2001  (Unaudited)............................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2. Management's  Discussion and Analysis of Financial Condition
   and Results of Operations ...............................................  6


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................  9

Signatures ................................................................  10

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                        December 30,  March 31,
                                                          2000          2001
                                                                    (Unaudited)

                             ASSETS
Current Assets:
  Cash ...............................................   $   1,744    $     876
  Accounts and notes receivable-net ..................      92,748       99,030
  Inventories ........................................      64,687       64,809
  Deferred taxes .....................................       3,973        3,257
  Prepaid expenses ...................................       3,727        3,325
                                                         ---------    ---------
     Total current assets ............................     166,879      171,297
                                                         ---------    ---------

Property, Plant & Equipment
  Cost ...............................................      23,720       24,290
  Accumulated depreciation ...........................     (13,381)     (13,940)
                                                         ---------    ---------
  Net ................................................      10,339       10,350
                                                         ---------    ---------

Long-term notes receivable ...........................      15,034       12,851
Other assets .........................................      22,308       21,983
Deferred financing costs .............................       3,922        3,760
Excess of costs over net assets acquired .............      71,319       70,712
                                                         ---------    ---------
     Total assets ....................................   $ 289,801    $ 290,953
                                                         =========    =========

               LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable-revolver .............................      10,410        6,497
  Accounts payable ...................................      74,663       72,163
  Accrued expenses ...................................      25,505       31,248
  Notes and leases payable within one year ...........          63           54
                                                         ---------    ---------
     Total current liabilities .......................     110,641      109,962
                                                         ---------    ---------

Long-term debt .......................................     155,000      155,000
Capital lease liability ..............................       2,058        2,044
Other long-term liabilities ..........................       7,895        7,660
Stockholders' Equity:
  Common stock
  Additional paid-in-capital .........................       8,002        8,002
  Retained earnings ..................................       6,205        8,285
                                                         ---------    ---------
     Total stockholders' equity ......................      14,207       16,287
                                                         ---------    ---------
       Total liabilities & stockholders' equity ......   $ 289,801    $ 290,953
                                                         =========    =========



            See Notes to Consolidated Condensed Financial Statements

                    Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)

                                                           Thirteen weeks ended
                                                           --------------------
                                                          April 1,   March 31,
                                                            2000        2001

Revenue:
  Net sales ..........................................   $ 359,880    $ 380,329
  Other revenue ......................................       1,919        2,005
                                                         ---------    ---------
     Total revenue ...................................     361,799      382,334

Cost of products sold ................................     326,463      345,804
                                                         ---------    ---------

Gross profit-exclusive of warehouse expense shown below     35,336       36,530

  Warehouse expense ..................................      13,108       13,760
  Transportation expense .............................       6,954        7,115
  Selling, general and administrative expense ........       7,268        7,567
  Amortization - excess of cost over net assets acquired       606          606
                                                         ---------    ---------

Operating income .....................................       7,400        7,482

  Interest expense ...................................       4,078        4,247
  Amortization - deferred financing costs.............         210          163
  Other (income) - net ...............................        (699)        (758)
                                                         ---------    ---------

Income before income taxes ...........................       3,811        3,830
Income tax expense ...................................       1,743        1,750
                                                         ---------    ---------

Net income ...........................................   $   2,068    $   2,080
                                                         =========    =========



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                    Class A          Class B
                  Common Stock     Common Stock   Additional
                 --------------   --------------   Paid In   Retained
                 Shares  Amount   Shares  Amount   Capital   Earnings    Total

Balance at
December 30,
2000              78.116  $ --    76.869   $ --    $8,002    $6,205    $14,207


Net income            --    --        --     --        --     2,080      2,080
                    ----  ----      ----   ----      ----     -----      -----

Balance at
March 31,
2001              78.116  $ --    76.869   $ --    $8,002    $8,285    $16,287
                  ======  ====    ======   ====    ======    ======    =======






            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                         Thirteen weeks ended
                                                         --------------------
                                                        April 1,      March 31,
                                                          2000          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................     $2,068      $2,080
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
  Depreciation and amortization ...................        401         559
  Amortization ....................................      1,292       1,300
  Provision for doubtful accounts .................        300         300
  Non cash pension income .........................       (100)       (174)
  Deferred taxes ..................................      1,735         716
Changes in assets and Liabilities:
(Increase) decrease in:
  Accounts & notes receivable .....................      1,980      (6,582)
  Inventory .......................................       (444)       (122)
  Prepaid expenses ................................        371         402
  Long-term receivables ...........................        550      (2,402)
  Other assets ....................................         14         (32)
Increase in:
  Accounts payable ................................      1,431      (2,500)
  Accrued expenses and other liabilities ..........      1,204       5,508
                                                      --------    --------
Net cash provided by (used in) operating activities     10,802        (947)
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment ..........       (809)       (570)
                                                      --------    --------
Net cash provided by investing activities..........       (809)       (570)
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit .....     (6,782)     (3,913)
Proceeds from note participation sale .............          0       4,585
Capital lease payments ............................        (45)        (23)
                                                      --------    --------
Net cash provided by (used in) financing activities     (6,827)        649
                                                      --------    --------

Increase in cash ..................................      3,166        (868)

Cash at beginning of period .......................        988       1,744
                                                      --------    --------

Cash to end of period .............................   $  4,154    $    876
                                                      ========    ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
     Interest .....................................   $    204    $    332
                                                      ========    ========
     Income taxes .................................   $     64    $      8
                                                      ========    ========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION


The consolidated condensed balance sheet as of March 31, 2001, the consolidated condensed statements of operations for the thirteen weeks ended April 1, 2000 and March 31, 2001, the consolidated condensed statements of cash flows for the thirteen weeks ended April 1, 2000 and March 31, 2001, and consolidated condensed statement of stockholders' equity for the thirteen weeks ended March 31, 2001, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 2000 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements


Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; and inflation especially with respect to wages and energy costs.


Results of Operations

Thirteen weeks ended March 31, 2001 and April 1, 2000

Net sales for the thirteen weeks ended March 31, 2001 rose 5.7% to $380.3 million as compared to $359.9 million for the thirteen weeks ended April 1, 2000 primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, increased slightly to $2.0 million for the thirteen weeks ended March 31, 2001 as compared to $1.9 million in the prior period.

Despite a decrease in gross margin to 9.6% of net sales for the thirteen weeks ended March 31, 2001, as compared to 9.8% of net sales for the prior period, reflecting a change in mix of both customers and products sold, gross profit increased 3.4% to $36.5 million in the current quarter from $35.3 million in the prior period, as a result of higher sales. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, decreases in manufacturers' promotional activities (due in part to increased manufacturer focus on mergers and/or acquisitions), changes in product mix, or competitive pricing pressures may continue to have an effect on gross margin.

Excluding final shutdown expenses relating to the Garden City facility (which lease terminated on March 31, 2000) in the first quarter of 2000, warehouse expense increased as a percentage of net sales to 3.6% of net sales or $13.8 million for the thirteen weeks ended March 31, 2001, as compared to 3.5% of net sales or $12.7 million in the prior period, primarily because of higher wages.

Transportation expense remained flat at 1.9% of net sales or $7.1 million for the thirteen weeks ended March 31, 2001 as compared to 1.9% of net sales or $7.0 million in the prior period.

Selling, general and administrative expense remained constant at 2.0% of net sales or $7.6 million for the thirteen weeks ended March 31, 2001 as compared to 2.0% of net sales or $7.3 million for the prior period.

Interest expense increased to $4.2 million for the thirteen weeks ended March 31, 2001 from $4.1 million for the prior period due to higher levels of borrowing primarily as a result of the December 2000 pension payment and new customer loans made during the quarter.

The Company recorded an income tax provision of $1.8 million, resulting in an effective income tax rate of 46% for the thirteen weeks ended March 31, 2001 as compared to a provision of $1.7 million and an effective rate of 46% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired. The Company expects to pay federal income taxes in 2001.

The Company recorded net income for the thirteen weeks ended March 31, 2001 of $2.1 million as compared to a net income of $2.1 million in the prior period.


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

Borrowings under the Company's revolving bank credit facility were $6.5 million (excluding $4.9 million of outstanding letters of credit) at March 31, 2001. The Company had additional borrowing capacity of $69.6 million available at that time under the Company's then current borrowing base availability certificate. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements during the next four fiscal quarters.

As of March 31, 2001, the Company was permitted by its loan agreements to pay a dividend in an amount up to $5.3 million. The Company has received a bank consent to extend the deadline for paying a dividend until August 28, 2001.

During the thirteen weeks ended March 31, 2001, cash flows used in operating activities were approximately $947,000, consisting primarily of (i) cash generated from income before non-cash expenses of $4.7 million and (ii) an increase in accrued expenses and other liabilities of $5.5 million, offset by
(i) an increase in accounts and notes receivable (including the long-term portion) of $9.0 million and (ii) a decrease in accounts payable of $2.5 million.

Cash flows used in investing activities during the thirteen weeks ended March 31, 2001 were approximately $570,000, which were used exclusively for capital expenditures. Net cash provided by financing activities of approximately $649,000 consisted of $4.6 million from the proceeds of a note sale discussed below, offset by a reduction in the amount outstanding under the Company's bank credit facility of $3.9 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $9.9 million during the thirteen weeks ended March 31, 2001 as compared to $9.6 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased to $163.6 million at March 31, 2001 as compared to $167.5 million at December 30, 2000 and stockholders' equity increased to $16.3 million at March 31, 2001 as compared to $14.2 million at December 30, 2000.

On March 30, 2001, the Company sold a ninety percent, non recourse, senior participation in a selected portfolio of its customer notes to a bank at par. Proceeds from this sale were $4.6 million and used to repay the bank facility. The primary reason for this sale was to enhance Company's ability to lend money to customers within the confines of its loan agreements. The Company may enter into similar agreements from time to time.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of March 31, 2001, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has, and may in future, purchase on the open market and retire a portion of its public debt.

Management is continuing to evaluate a leveraged Employee Stock Ownership Plan as a way of enhancing shareholder value and providing the Company's employees with the benefit of ownership in the Company.

II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K. None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                           DI GIORGIO CORPORATION


                                     By:   /s/ Richard B. Neff
                                           ------------------------------------
                                           Richard B. Neff
                                           Co-Chairman and Chief
                                           Executive Officer

                                     By:   /s/ Stephen R. Bokser
                                           ------------------------------------
                                           Stephen R. Bokser
                                           Co-Chairman, President,  and Chief
                                           Operating Officer

                                     By:   /s/ Lawrence S. Grossman
                                           ------------------------------------
                                           Lawrence S. Grossman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


Date:    May 2, 2001