Form 10-Q
period 2001-06-30
DI GIORGIO CORP
filed 2001-07-30
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of July 24, 2001, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.



                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
     December 30, 2000 and June 30, 2001 (Unaudited)........................  1

   Consolidated Condensed Income Statements,
     Twenty-Six Weeks Ended July 1, 2000
     and June 30, 2001 (Unaudited)..........................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Twenty-Six Weeks Ended June 30, 2001 (Unaudited).......................  3

   Consolidated Condensed Statements of Cash Flows,
     Twenty-Six Weeks Ended July 1, 2000 and
     June 30, 2001  (Unaudited).............................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  6


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................. 10

Signatures ................................................................. 11


                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                         December 30,  June 30,
                                                            2000        2001
                                                                     (Unaudited)

                             ASSETS
Current Assets:
Cash .................................................   $   1,744    $     303
Accounts and notes receivable-net ....................      92,748       97,234
Inventories ..........................................      64,687       63,751
Deferred taxes .......................................       3,973            0
Prepaid expenses .....................................       3,727        7,958
                                                         ---------    ---------
Total current assets .................................     166,879      169,246
                                                         ---------    ---------

Property, Plant & Equipment
Cost .................................................      23,720       24,823
Accumulated depreciation .............................     (13,381)     (14,529)
                                                         ---------    ---------
Net ..................................................      10,339       10,294
                                                         ---------    ---------

Long-term notes receivable ...........................      15,034       11,782
Other assets .........................................      22,308       21,678
Deferred financing costs .............................       3,922        3,597
Excess of costs over net assets acquired .............      71,319       70,106
                                                         ---------    ---------
Total assets .........................................   $ 289,801    $ 286,703
                                                         =========    =========

               LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable-revolver ...............................      10,410        2,630
Accounts payable .....................................      74,663       71,969
Accrued expenses .....................................      25,505       27,210
Notes and leases payable within one year .............          63           55
                                                         ---------    ---------
Total current liabilities ............................     110,641      101,864
                                                         ---------    ---------

Long-term debt .......................................     155,000      155,000
Capital lease liability ..............................       2,058        2,030
Other long-term liabilities ..........................       7,895        7,672
Stockholders' Equity:
Common stock .........................................        --           --
Additional paid-in-capital ...........................       8,002        8,002
Retained earnings ....................................       6,205       12,135
                                                         ---------    ---------
Total stockholders' equity ...........................      14,207       20,137
                                                         ---------    ---------
Total liabilities & stockholders' equity .............   $ 289,801    $ 286,703
                                                         =========    =========

            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (Unaudited)

                                     Thirteen weeks ended Twenty-six weeks ended
                                     -------------------- ----------------------
                                       July 1,    June 30,   July 1,    June 30,
                                        2000       2001       2000       2001

Revenue:
Net sales .......................... $ 370,623  $ 375,540  $ 730,503  $ 755,869
Other revenue ......................     1,684      1,919      3,603      3,924
                                     ---------  ---------  ---------  ---------
Total revenue ......................   372,307    377,459    734,106    759,793

Cost of products sold ..............   336,585    338,889    663,048    684,693
                                     ---------  ---------  ---------  ---------

Gross profit-exclusive of warehouse.    35,722     38,570     71,058     75,100
expense shown below

Warehouse expense ..................    12,905     13,039     26,013     26,799
Transportation expense .............     6,926      7,563     13,880     14,678
Selling, general and administrative.     7,563      7,621     14,831     15,188
expense
Amortization-excess of cost over net       607        607      1,213      1,213
assets acquired
                                     ---------  ---------  ---------  ---------


Operating income ...................     7,721      9,740     15,121     17,222

Interest expense ...................     4,001      4,101      8,079      8,348
Amortization-deferred financing costs      194        162        404        325
Other (income) - net ...............      (728)    (1,304)    (1,427)    (2,062)
                                     ---------  ---------  ---------  ---------

Income before income taxes .........     4,254      6,781      8,065     10,611
Income tax expense .................     1,920      2,931      3,663      4,681
                                     ---------  ---------  ---------  ---------

Net income ......................... $   2,334  $   3,850  $   4,402  $   5,930
                                     =========  =========  =========  =========

            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                      Class A         Class B
                    Common Stock    Common Stock  Additional
                 --------------   --------------    Paid In   Retained
                 Shares  Amount   Shares   Amount   Capital   Earnings    Total

Balance at
December 30,
2000             78.1158   $ --   76.8690   $ --    $8,002     $6,205    $14,207


Net income            --     --        --     --        --     5,930      5,930
                      --     --        --     --        --     ------     -----

Balance at
June 30,
2001             78.1158   $ --   76.8690   $ --   $8,002    $12,135    $20,137
                 =======   ====   =======   ====   =======   ========   =======

            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                          Twenty-six weeks ended
                                                          ----------------------
                                                            July 1,    June 30,
                                                             2000       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $4,402    $5,930
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization .....................          1,022     1,147
Amortization ......................................          2,538     2,602
Provision for doubtful accounts ...................            600       300
Non cash pension income ...........................           (200)     (348)
Deferred taxes ....................................          3,113     3,973
Changes in assets and Liabilities:
(Increase) decrease in:
Accounts & notes receivable .......................         (2,482)   (4,786)
Inventory .........................................         (1,514)      936
Prepaid expenses ..................................         (2,125)   (4,231)
Long-term receivables .............................         (5,942)   (5,258)
Other assets ......................................             40       (86)
Increase (decrease) in:
Accounts payable ..................................          3,988    (2,694)
Accrued expenses and other liabilities ............           (193)    1,482
                                                           -------   -------
Net cash provided by (used in) operating activities          3,247    (1,033)
                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment ..........         (1,966)   (1,102)
                                                           -------   -------
Net cash used in investing activities .............         (1,966)   (1,102)
                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit .....          1,707    (7,780)
Proceeds from note participation sale .............              0     8,510
Capital lease payments ............................            (85)      (36)
Dividends paid ....................................         (2,500)        0
                                                           -------   -------
Net cash provided by (used in) financing activities           (878)      694

Increase (decrease) in cash .......................            403    (1,441)

Cash at beginning of period .......................            988     1,744
                                                           -------   -------

Cash to end of period .............................        $ 1,391   $   303
                                                           =======   =======

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest ..........................................        $ 8,073   $ 8,307
                                                           =======   =======
Income taxes ......................................        $   522   $ 2,100
                                                           =======   =======

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION


The consolidated condensed balance sheet as of June 30, 2001, the consolidated condensed income statements for the twenty-six weeks and thirteen weeks ended July 1, 2000 and June 30, 2001, the consolidated condensed statements of cash flows for the twenty-six weeks ended July 1, 2000 and June 30, 2001, and consolidated condensed statement of stockholders' equity for the twenty-six weeks ended June 30, 2001, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 2000, as well as, Form 10-Q for the quarter ended March 31, 2001 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements


Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", " should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; and inflation especially with respect to wages and energy costs.


Results of Operations

Thirteen weeks ended June 30, 2001 and July 1, 2000

Net sales for the thirteen weeks ended June 30, 2001 rose 1.3% to $375.5 million as compared to $370.6 million for the thirteen weeks ended July 1, 2000. Other revenue, consisting of recurring customer related services, increased slightly to $1.9 million for the thirteen weeks ended June 30, 2001 as compared to $1.7 million in the prior period.

Gross margin increased to 10.3% of net sales or $38.6 million for the thirteen weeks ended June 30, 2001, as compared to 9.6% of net sales or $35.7 million for the prior period, reflecting a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the gross margin realized in the second quarter will continue.

Warehouse expense remained flat as a percentage of net sales at 3.5% of net sales or $13.0 million for the thirteen weeks ended June 30, 2001, as compared to 3.5% of net sales or $12.9 million in the prior period, as higher wages were offset by increased fixed cost absorption.

Transportation expense increased to 2.0% of net sales or $7.6 million for the thirteen weeks ended June 30, 2001 as compared to 1.9% of net sales or $6.9 million in the prior period, primarily as a result of increased insurance claims.

Selling, general and administrative expense remained constant at 2.0% of net sales or $7.6 million for the thirteen weeks ended June 30, 2001 as compared to the prior period.

Other income increased to $1.3 million in the thirteen weeks ended June 30, 2001 as compared to $728,000 for the prior period primarily due to a $520,000 settlement of a business interruption insurance claim resulting from an incident in January 2001.

Interest expense increased slightly to $4.1 million for the thirteen weeks ended June 30, 2001 from $4.0 million for the prior period.

The Company recorded an income tax provision of $2.9 million, resulting in an effective income tax rate of 43% for the thirteen weeks ended June 30, 2001 as compared to a provision of $1.9 million and an effective rate of 45% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired.

The Company recorded net income for the thirteen weeks ended June 30, 2001 of $3.9 million as compared to a net income of $2.3 million in the prior period.


Twenty-six weeks ended June 30, 2001 and July 1, 2000

Net sales for the twenty-six weeks ended June 30, 2001 rose 3.5% to $755.9 million as compared to $730.5 million for the twenty-six weeks ended July 1, 2000 primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, increased slightly to $3.9 million for the twenty-six weeks ended June 30, 2001 as compared to $3.6 million in the prior period.

Gross margin increased to 9.9% of net sales or $75.1 million for the twenty-six weeks ended June 30, 2001, as compared to 9.7% of net sales or $71.1 million for the prior period, reflecting a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the gross margin realized in the second quarter will continue.

Excluding final shutdown expenses relating to the Company's former Garden City facility (which lease terminated on March 31, 2000) in the first quarter of 2000, warehouse expense remained flat as a percentage of net sales at 3.5% of net sales or $26.8 million for the twenty-six weeks ended June 30, 2001, as compared to 3.5% of net sales or $25.6 million in the prior period, as higher wages were offset by increased fixed cost absorption.


Transportation expense remained constant at 1.9% of net sales or $14.7 million for the twenty-six weeks ended June 30, 2001 as compared to 1.9% of net sales or $13.9 million in the prior period.

Selling, general and administrative expense remained constant at 2.0% of net sales or $15.2 million for the twenty-six weeks ended June 30, 2001 as compared to 2.0% of net sales or $14.8 million for the prior period.

Other income increased to $2.1 million in the twenty-six weeks ended June 30, 2001 as compared to $1.4 million for the prior period primarily due to a $520,000 settlement of a business interruption insurance claim resulting from an incident in January 2001.

Interest expense increased slightly to $8.3 million for the twenty-six weeks ended June 30, 2001 from $8.1 million for the prior period.

The Company recorded an income tax provision of $4.7 million, resulting in an effective income tax rate of 44% for the twenty-six weeks ended June 30, 2001 as compared to a provision of $3.7 million and an effective rate of 45% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired.

The Company recorded net income for the twenty-six weeks ended June 30, 2001 of $5.9 million as compared to a net income of $4.4 million in the prior period.


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

Borrowings under the Company's bank credit facility were $2.6 million (excluding $4.9 million of outstanding letters of credit) at June 30, 2001. The Company had additional borrowing capacity of $77.1 million available at that time under the Company's then current borrowing base availability certificate. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements during the next four fiscal quarters.

As of June 30, 2001, the Company was permitted by its loan agreements to pay a dividend in an amount up to $5.3 million if paid by August 28, 2001.

During the twenty-six weeks ended June 30, 2001, cash flows used in operating activities were approximately $1.0 million, consisting primarily of (i) cash generated from income before non-cash expenses of $13.6 million, (ii) an increase in accrued expenses and other liabilities of $1.5 million, and (iii) a reduction of inventory of $936,000 offset by (i) an increase in accounts and notes receivable (including the long-term portion) of $10.0 million , (ii) an increase in prepaid expenses of $4.2 million , and (iii) a decrease in accounts payable of $2.7 million.

Cash flows used in investing activities during the twenty-six weeks ended June 30, 2001 were approximately $1.1 million, which were used exclusively for capital expenditures. Net cash provided by financing activities of approximately $694,000 consisted of $8.5 million from the proceeds of note sales discussed below, offset by a reduction in the amount outstanding under the Company's bank credit facility of $7.8 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $22.7 million during the twenty-six weeks ended June 30, 2001 as compared to $19.7 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased to $159.7 million at June 30, 2001 as compared to $167.5 million at December 30, 2000 and stockholders' equity increased to $20.1 million at June 30, 2001 as compared to $14.2 million at December 30, 2000.

In March 2001 and again in June 2001, the Company sold non recourse, senior participations in selected portfolios of its customer notes to a bank at par. Proceeds from the first sale were $4.6 million and proceeds from the second sale were $3.9 million. All proceeds were used to repay the bank credit facility. The primary reason for these sales was to enhance the Company's ability to lend money to customers within the confines of its loan agreements. The Company may sell additional participations from time to time.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of June 30, 2001, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has, and may in the future, purchase its notes on the open market and retire a portion of its public debt.

 II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K.      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             DI GIORGIO CORPORATION


                                       By:   /s/ Richard B. Neff
                                             Richard B. Neff
                                             Co-Chairman and Chief
                                             Executive Officer

                                       By:   /s/ Stephen R. Bokser
                                             Stephen R. Bokser
                                             Co-Chairman, President, and Chief
                                             Operating Officer

                                       By:   /s/ Lawrence S. Grossman
                                             Lawrence S. Grossman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


Date:    July 24, 2001