Form 10-Q
period 2001-09-29
DI GIORGIO CORP
filed 2001-11-02
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended September 29, 2001

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of October 29, 2001, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets,
     December 30, 2000 and September 29, 2001 (Unaudited)...................  1

   Consolidated Condensed Income Statements,
     Thirty-Nine Weeks Ended September 30, 2000
     and September 29, 2001 (Unaudited).....................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirty-Nine Weeks Ended September 29, 2001 (Unaudited).................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirty-Nine Weeks Ended September 30, 2000 and
     September 29, 2001  (Unaudited)........................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................. 12

Signatures ................................................................. 13

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                     December 30,  September 29,
                                                        2000            2001
                                                                     (Unaudited)

                             ASSETS
Current Assets:
Cash .............................................     $   1,744      $  21,675
Accounts and notes receivable-net ................        92,748        104,420
Inventories ......................................        64,687         63,365
Deferred taxes ...................................         3,973              0
Prepaid expenses .................................         3,727          5,679
                                                       ---------      ---------
Total current assets .............................       166,879        195,139
                                                       ---------      ---------

Property, Plant & Equipment
Cost .............................................        23,720         25,113
Accumulated depreciation .........................       (13,381)       (15,119)
                                                       ---------      ---------
Net ..............................................        10,339          9,994
                                                       ---------      ---------

Long-term notes receivable .......................        15,034          7,682
Other assets .....................................        22,308         22,586
Deferred financing costs .........................         3,922          3,434
Excess of costs over net assets acquired .........        71,319         69,499
                                                       ---------      ---------
Total assets .....................................     $ 289,801      $ 308,334
                                                       =========      =========

               LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable-revolver ...........................        10,410              0
Accounts payable .................................        74,663         85,304
Accrued expenses .................................        25,505         35,555
Notes and leases payable within one year .........            63             56
                                                        --------       --------
Total current liabilities ........................       110,641        120,915
                                                        --------       --------

Long-term debt ...................................       155,000        155,000
Capital lease liability ..........................         2,058          2,015
Other long-term liabilities ......................         7,895          7,465
Stockholders' Equity:
Common stock .....................................          --             --
Additional paid-in-capital .......................         8,002          8,002
Retained earnings ................................         6,205         14,937
                                                        --------       --------
Total stockholders' equity .......................        14,207         22,939
                                                        --------       --------
Total liabilities & stockholders' equity .........      $289,801       $308,334
                                                       =========       ========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (Unaudited)

                                  Thirteen weeks ended   Thirty-Nine weeks ended
                                  --------------------   -----------------------
                                  Sept. 30,   Sept. 29,  Sept. 30,    Sept. 29
                                    2000        2001       2000          2001

Revenue:
Net sales ....................... $ 362,674  $ 372,985 $ 1,093,177  $ 1,128,854
Other revenue ...................     1,641      1,977       5,244        5,901
                                  ---------  --------- -----------  -----------
Total revenue ...................   364,315    374,962   1,098,421    1,134,755

Cost of products sold ...........   329,165    337,846     992,213    1,022,539
                                  ---------  --------- -----------  -----------

Gross profit-exclusive of .......    35,150     37,116     106,208      112,216
  warehouse expense shown below

Warehouse expense ...............    13,026     13,462      39,039       40,261
Transportation expense ..........     7,229      7,437      21,109       22,115
Selling, general and
  administrative expense ........     7,608      7,497      22,439       22,685

Amortization - excess of cost
  over net assets acquired ......       606        606       1,819        1,819
                                  ---------  --------- -----------  -----------


Operating income ................     6,681      8,114      21,802       25,336

Interest expense ................     3,989      3,698      12,068       12,046
Amortization - deferred
  financing costs ...............       210        163         614          488
Other (income) - net ............      (946)      (781)     (2,373)      (2,843)
                                  ---------  --------- -----------  -----------

Income before income taxes ......     3,428      5,034      11,493       15,645
Income tax expense ..............     1,589      2,232       5,252        6,913
                                  ---------  --------- -----------  -----------

Net income ...................... $   1,839  $   2,802 $     6,241  $     8,732
                                  =========  ========= ===========  ===========



            See Notes to Consolidated Condensed Financial Statements

            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                      Class A          Class B
                   Common Stock     Common Stock   Additional
                 ---------------   --------------   Paid In   Retained
                 Shares   Amount   Shares  Amount   Capital   Earnings   Total

Balance at
December 30,
2000             78.1158   $ --    76.8690   $ --   $8,002     $6,205    $14,207


Net income            --     --         --     --       --     8,732      8,732
                      --     --         --     --       --     ------     -----

Balance at
September 29,
2001             78.1158   $ --    76.8690   $ --   $8,002    $14,937    $22,939
                 =======   ====    =======   ====   ======    =======    =======



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                       Thirty-nine weeks ended
                                                       -----------------------
                                                     September 29, September 30,
                                                         2000           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $6,241          $8,732
Adjustments to reconcile net income to net cash
  provided by operating activities
Depreciation and amortization ..................          1,599          1,736
Amortization ...................................          3,870          3,895
Provision for doubtful accounts ................            750            450
Non cash pension income ........................           (300)          (364)
Deferred taxes .................................          4,773          3,973
Changes in assets and Liabilities:
(Increase) decrease in:
Accounts & notes receivable ....................         (4,214)       (19,957)
Inventory ......................................         (5,291)         1,322
Prepaid expenses ...............................         (1,591)        (1,952)
Long-term receivables ..........................         (5,523)         5,360
Other assets ...................................         (4,997)        (1,500)
Increase in:
Accounts payable ...............................          9,094         10,641
Accrued expenses and other liabilities .........          6,339          9,619
                                                       --------       --------
Net cash provided by operating activities ......         10,750         21,955
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment .......         (2,115)        (1,391)
                                                       --------       --------
Net cash used in investing activities ..........         (2,115)        (1,391)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit ..         (5,644)       (10,410)
Proceeds from note participation sale ..........              0          9,827
Capital lease payments .........................           (125)           (50)
Dividends paid .................................         (2,500)             0
                                                       --------       --------
Net cash used in financing activities ..........         (8,269)          (633)

Increase in cash ...............................            366         19,931

Cash at beginning of period ....................            988          1,744
                                                       --------       --------

Cash to end of period ..........................       $  1,354       $ 21,675
                                                       ========       ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest .......................................       $  8,205       $  8,207
                                                       ========       ========
Income taxes ...................................       $    648       $  2,100
                                                       ========       ========

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION


The consolidated condensed balance sheet as of September 29, 2001, the consolidated condensed income statements for the thirty-nine weeks and thirteen weeks ended September 30, 2000 and September 29, 2001, consolidated condensed statement of stockholders' equity for the thirty-nine weeks ended September 29, 2001, and the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 30, 2000 and September 29, 2001, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 2000, as well as, Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.


2.   NEW ACCOUNTING PRONOUNCEMENTS


In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes No. 17, Intangible Assets. This Statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the Statement. SFAS No. 142 is effective for the first quarter in the fiscal year ending December 28, 2002, or for any business combinations initiated after June 30, 2001. The Company has not yet determined the impact of adopting this pronouncement on the consolidated results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending December 28, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements


Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", " should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.


Results of Operations

Thirteen weeks ended September 29, 2001 and September 30, 2000

Net sales for the thirteen weeks ended September 29, 2001 rose 2.8% to $373.0 million as compared to $362.7 million for the thirteen weeks ended September 30, 2000 primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, increased to $2.0 million for the thirteen weeks ended September 29, 2001 as compared to $1.6 million in the prior period.

Gross margin increased to 10.0% of net sales or $37.1 million for the thirteen weeks ended September 29, 2001, as compared to 9.7% of net sales or $35.2 million for the prior period, reflecting a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain whether the higher gross margins realized in the second and third quarters of 2001 will continue.

Warehouse expense remained flat as a percentage of net sales at 3.6% of net sales or $13.5 million for the thirteen weeks ended September 29, 2001, as compared to 3.6% of net sales or $13.0 million in the prior period, as higher wages were offset by increased fixed cost absorption.

Transportation expense also remained flat at 2.0% of net sales or $7.4 million for the thirteen weeks ended September 29, 2001 as compared to 2.0% of net sales or $7.2 million in the prior period as better productivity offset higher wages.

Selling, general and administrative expense decreased to 2.0% of net sales or $7.5 million for the thirteen weeks ended September 29, 2001 as compared to 2.1% of net sales or $7.6 million in the prior period.

Other income decreased to $781,000 in the thirteen weeks ended September 29, 2001 as compared to $946,000 for the prior period.

Interest expense decreased to $3.7 million for the thirteen weeks ended September 29, 2001 from $4.0 million for the prior period.

The Company recorded an income tax provision of $2.2 million, resulting in an effective income tax rate of 44% for the thirteen weeks ended September 29, 2001 as compared to a provision of $1.6 million and an effective rate of 46% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired.

The Company recorded net income for the thirteen weeks ended September 29, 2001 of $2.8 million as compared to a net income of $1.8 million in the prior period.



Thirty-nine weeks ended September 29, 2001 and September 30, 2000

Net sales for the thirty-nine weeks ended September 29, 2001 rose 3.3% to $1,128.9 million as compared to $1,093.2 million for the thirty-nine weeks ended September 30, 2000 primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, increased to $5.9 million for the thirty-nine weeks ended September 29, 2001 as compared to $5.2 million in the prior period.

Gross margin increased to 9.9% of net sales or $112.2 million for the thirty-nine weeks ended September 29, 2001, as compared to 9.7% of net sales or $106.2 million for the prior period, reflecting a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain whether the higher gross margins realized in the second quarter and third quarters of 2001 will continue.

Excluding final shutdown expenses relating to the Company's former Garden City facility (which lease terminated on March 31, 2000) in the first quarter of 2000, warehouse expense increased as a percentage of net sales to 3.6% of net sales or $40.3 million for the thirty-nine weeks ended September 29, 2001, as compared to 3.5% of net sales or $38.6 million in the prior period, primarily as a result of higher wages, partially offset by increased fixed cost absorption.

Transportation expense increased to 2.0% of net sales or $22.1 million for the thirty-nine weeks ended September 29, 2001 as compared to 1.9% of net sales or $21.1 million in the prior period as higher wages were only partially offset by better productivity.

Selling, general and administrative expense remained flat at 2.0% of net sales or $22.7 million for the thirty-nine weeks ended September 29, 2001 as compared to 2.0% of net sales or $22.4 million for the prior period.

Other income increased to $2.8 million in the thirty-nine weeks ended September 29, 2001 as compared to $2.4 million for the prior period primarily due to a $520,000 settlement of a business interruption insurance claim resulting from an incident in January 2001.

Interest expense decreased slightly to $12.0 million for the thirty-nine weeks ended September 29, 2001 from $12.1 million for the prior period.

The Company recorded an income tax provision of $6.9 million, resulting in an effective income tax rate of 44% for the thirty-nine weeks ended September 29, 2001 as compared to a provision of $5.3 million and an effective rate of 46% in the prior period. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired.

The Company recorded net income for the thirty-nine weeks ended September 29, 2001 of $8.7 million as compared to a net income of $6.2 million in the prior period.



Liquidity and Capital Resources

Cash flows from operations, cash on hand, and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate.

Borrowings under the Company's bank credit facility were $0 (excluding $4.9 million of outstanding letters of credit) at September 29, 2001. The Company had additional borrowing capacity of $85.1 million available at that time under the Company's then current borrowing base availability certificate. Invested cash was approximately $20.8 million at September 29, 2001. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements during the next four fiscal quarters.

As of September 29, 2001, the Company was permitted by its loan agreements to pay a dividend in an amount up to $5.3 million if paid before December 31, 2001.

During the thirty-nine weeks ended September 29, 2001, cash flows provided by operating activities were approximately $22.0 million, consisting primarily of
(i) cash generated from income before non-cash expenses of $18.4 million, (ii) an increase in accounts payable, accrued expenses and other liabilities of $20.3 million, and (iii) a decrease in long-term receivables of $5.4 million and (iv) a reduction of inventory of $1.3 million offset by (i) an increase in accounts and notes receivable of $20.0 million, (ii) an increase in prepaid expenses of $2.0 million, and (iii) an increase in other assets of $1.5 million. The increase in accounts payable and accrued expenses was primarily the result of timing differences between the receipt of inventory and the payable due dates, as well as, a new tax law provision that allowed a one-time deferral of its September 15th estimated income tax payment until October 1st. On October 1, 2001, the Company made its third quarter estimated income tax payment of $3.1 million.

Cash flows used in investing activities during the thirty-nine weeks ended September 29, 2001 were approximately $1.4 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $633,000 consisted of $9.8 million from the proceeds of note sales discussed below, offset by a reduction in the amount outstanding under the Company's bank credit facility of $10.4 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $33.3 million during the thirty-nine weeks ended September 29, 2001 as compared to $29.0 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased to $157.1 million at September 29, 2001 as compared to $167.5 million at December 30, 2000 and stockholders' equity increased to $22.9 million at September 29, 2001 as compared to $14.2 million at December 30, 2000.

In March 2001, June 2001, and September 2001, the Company sold non-recourse, senior participations in selected portfolios of its customer notes to a bank at par. Aggregate proceeds from the sales were $9.8 million. All proceeds were used to repay the bank credit facility or provide working capital. The primary reason for these sales was to enhance the Company's ability to lend money to customers within the confines of its loan agreements. The Company may sell additional participations from time to time.

On August 31, 2001, the Company signed amendments to its grocery and frozen warehouse leases which provide for, among other things, the addition of approximately 100,000 square feet of additional frozen warehouse space and 8.88 acres of additional land. The aggregate annual rent obligation, when the expansion is completed, will rise, depending on the then current interest rate, by approximately $1.3 million. The Company expects the additional rent to be offset by increased productivity and additional business.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of September 29, 2001, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has, and may in the future, purchase its notes on the open market and retire a portion of its public debt.

II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 10.14 (13) First Amendment, dated August 31, 2001, to Carteret frozen food warehouse lease dated November 26, 1997.

          Exhibit 10.15 (13) Fourth Amendment, dated August 31, 2001, to Carteret grocery warehouse lease dated as of February 11, 1994.

     (b)  Reports on Form 8-K. None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             DI GIORGIO CORPORATION


                                       By:   /s/ Richard B. Neff
                                             ----------------------------------
                                             Richard B. Neff
                                             Co-Chairman and Chief
                                             Executive Officer

                                       By:   /s/ Stephen R. Bokser
                                             ----------------------------------
                                             Stephen R. Bokser
                                             Co-Chairman, President, and Chief
                                             Operating Officer

                                       By:   /s/ Lawrence S. Grossman
                                             ----------------------------------
                                             Lawrence S. Grossman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


Date:    October 31, 2001

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION

10.14 (13) First Amendment, dated August 31, 2001, to Carteret frozen food warehouse lease dated November 26, 1997.

10.15 (13) Fourth Amendment, dated August 31, 2001, to
          Carteret grocery warehouse lease dated as of February 11, 1994.