Form 10-K
period 2001-12-29
DI GIORGIO CORP
filed 2002-03-01
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 29, 2001

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

     Title of Each Class                                 Name of Each Exchange
                                                          On Which Registered
           NONE                                                    NONE
     ------------------                                     ------------------


     Securities  registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 2002, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I


ITEM 1.  BUSINESS.

Overview


Di Giorgio Corporation (the "Company") is one of the larger independent wholesale food distributors in the New York City metropolitan area, which is one of the larger retail food markets in the United States. During 2001 the Company achieved i) increased net income for the fourth straight year to $12.1 million,
ii) increased EBITDA (see "Reduced Leverage") for the fourth straight year to $46.3 million, and iii) its tenth straight year of increased revenue to $1,538.8 million. These figures represent increases over 2000 net income, EBITDA and revenue of 12.6%, 8.6% and 2.9% respectively.

Since the 1997 refinancing which extended the Company's debt maturities, reduced interest expense, and improved its financial flexibility, the Company has produced steady annual earnings growth and deleveraged itself significantly while broadening its customer base. From 1997 through 2001, earnings before extraordinary items (this excludes premiums incurred as a result of the 1997 refinancing) have increased at a compounded annual growth rate of 20.5%. Revenue and EBITDA experienced compounded annual growth rates of 9.5% and 4.8 % respectively during the same period.

Across its grocery, frozen and refrigerated product categories, the Company supplies approximately 17,400 food and non-food items (excluding certain cross-docked items), comprised predominantly of national brand name items, to more than 1,800 customer locations. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. Approximately 900 grocery, frozen and refrigerated items are offered with the Company's White Rose(R) label.

Products

General. Management believes that the distribution of multiple product categories gives the Company an advantage over certain of its competitors by affording customers the ability to purchase grocery, frozen and refrigerated products from a single supplier. In addition to its large breadth of nationally branded merchandise offered in its grocery, frozen and refrigerated categories, the Company is able to merchandise its well-recognized White Rose(R) label consistently across all three categories of products. While some customers purchase items from all three product lines, others purchase items from only one or two product lines.

Products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are adjusted continuously based on vendor pricing.

Customer Support Services. The Company offers a broad spectrum of retail support services, including advertising, promotional and merchandising assistance;

retail operations counseling; computerized ordering services; technology support; insurance and coupon redemption services; and store layout and equipment planning. Under the Company's insurance program, the Company offers customers the ability to purchase liability, property and crime insurance through a master policy. Through its technologies division, the Company distributes and supports supermarket scanning (front-end) equipment which is compatible with the Company's information systems. The Company also offers store engineering and sanitation inspection services and arranges security services for its customers. The Company has a staff of retail counselors who visit stores on a regular basis to both represent the Company and to advise store management regarding their operations. The Company's larger independent and chain customers generally provide their own retail support. Most of the Company's customers utilize the Company's computerized order entry system, which allows them to place and confirm orders 24 hours a day, 7 days a week.

The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new locations; (ii) financing for the purchase of inventories, store fixtures, equipment, and leasehold improvements; (iii) extended payment terms for initial inventories; and/or (iv) working capital requirements. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Generally, customers receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, usually repayable over a period of one to three years. As of December 29, 2001, the Company's customer financing portfolio had an aggregate balance of approximately $18.4 million. The portfolio consisted of 62 loans ranging in size from $2,394 to $4.0 million.

Through its website, EasyGrocer.com, the Company has developed a proprietary electronic commerce system with the specific needs of its customers and their retail consumer in mind. The number of participating stores, in the EasyGrocer.com program, increased to 50 in December 2001. It allows consumers to do their grocery shopping online 24 hours a day from the convenience of their home or office. Unlike many other services, EasyGrocer.com is a network of local grocery merchants familiar with the specific needs, including ethnic products, of their community. Consumers are able to shop the full inventory of specific stores they have frequented in the past. Substantially all products offered by the supermarket are listed, including groceries, meat, produce, dairy, frozen food and health and beauty aids. Orders may be delivered or picked up at the store.

White Rose(R) Label. The White Rose(R) private label brand merchandise consisting of over approximately 900 grocery, frozen and refrigerated products has been marketed in the New York metropolitan area for over 115 years. The White Rose(R) brand is recognized for quality merchandise and allows independent retail customers to carry a recognized label across numerous product lines similar to chain stores while providing consumers with an attractive alternative to national brands. Products under the White Rose(R) brand are formulated to the Company's specifications, often by national brand manufacturers, and are subject to random testing to ensure quality. Management believes that White Rose(R) labeled products generally produce higher margins for its customers than national brands, and help the Company attract and retain customers. White Rose(R) label sales represented approximately 3% of 2001 sales.

Markets and Customers

The Company's principal markets encompass the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. The Company also has customers in upstate New York, Puerto Rico, Pennsylvania, Delaware, Connecticut, and Massachusetts and is evaluating further expansion into those markets.

The Company's customers include single and multiple store owners consisting of chains and independent retailers which generally do not maintain their own internal distribution operations for one or more of the Company's product lines. Some of the Company's customers are independent food retailers or members of voluntary cooperatives which seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. The Company's customers include food markets operating under the following trade names:
Superfresh, Waldbaums, Food Emporium and A & P (all divisions of The Great Atlantic & Pacific Tea Co., Inc. "A&P"); Associated Food Stores ("Associated"); Gristedes and Sloans Supermarkets; King Kullen; Kings Super Markets; Quick Chek; C-Town; Bravo; Scaturros; Grande (in Puerto Rico); and Western Beef; as well as the Met(R), Pioneer(R), Super Food and Foodtown cooperatives.

The Met(R) and Pioneer(R) trade names are owned by the Company, however, the customers using the trade names are independently owned and operated. Membership in these voluntary cooperatives enables a customer to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by the Company. As part of the cooperative arrangement, these customers are obligated to purchase the majority of their grocery, frozen food and refrigerated product requirements from the Company, thereby enhancing the stability of this portion of the Company's customer base. These customers represented approximately 14.2% and 14.5% of net sales for the years ended December 30, 2000 and December 29, 2001, respectively.

During the fifty-two weeks ended December 29, 2001, the Company's largest customers, A&P and Associated, accounted for approximately 24.9% and 14.0%, respectively, of net sales, and the Company's five largest customers accounted for 52.7% of net sales. From 1997 to 2001, sales to the Company's top five customers have shrunk as a percentage of net sales from 64.2% to 52.7%. The Company and/or certain of its executive officers have long-standing relationships with most of the principal customers of the Company. The loss of certain of these principal customers or a substantial decrease in the amount of their purchases could be disruptive to the Company's business.


Warehousing and Distribution

Due to the different storage and distribution requirements of each of the Company's product lines, the Company handles each product line from a separate distribution center. Each of the three facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. In addition, each of the Company's distribution facilities are fully integrated through the Company's computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service.

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

The Company's trucking system consists of 121 tractors (all of which are leased), 344 trailers (of which 291 are leased) and 2 trucks (both of which are leased). In addition, the Company rents trailers on a monthly basis to meet seasonal demand. On approximately 18% of its deliveries, the Company is able to arrange "backhauls" of products from manufacturers' or other suppliers' distribution facilities located in the markets served by the Company, thereby enabling the Company to reduce its costs. The Company regularly uses independent owner/operators to make deliveries on an "as needed" basis to supplement the use of its own employees and equipment. The Company makes approximately 5,500 deliveries per week to its customers with a combination of its own transportation fleet and that of third parties.


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


Competition and Trademarks

The wholesale food distribution industry is highly competitive. The Company is one of the larger independent wholesale food distributors to supermarkets in the New York City metropolitan area. The Company's principal competitors in all three product categories, are C&S Wholesale Grocers, Inc. and Bozzuto's, Inc. Krasdale Foods, Inc., General Trading Co., and Northeast Frozen Foods are the

Company's main competitors with respect to the distribution of certain of the Company's product lines. As the Company expands into other geographic markets, it expects to compete with national distributors in all product categories.

The  Company  also  competes  with   cooperatives,   such  as  Key  Food  Stores
Co-operative Inc., which provide support services to their affiliated independent retailers doing business under trade names licensed to them by the cooperatives. Unlike this competitor, the Company does not require payment of capital contributions to the Company by retailers desiring to use the Company's Met(R) and Pioneer(R) names.

Management believes that the principal competitive factors in the Company's business include price, scope of products and services offered, distribution service levels, strength of private label brand offered, strength of store tradenames offered and store financing support. Management believes that the Company competes effectively by offering full product lines, including its White Rose(R) label, retail support and financing services, its Met(R) and Pioneer(R) voluntary cooperative trademarks, flexible delivery schedules, competitive prices and competitive levels of customer services.

The Company believes there is significant competitive value in its White Rose(R) brand, as well as in its Met(R) and Pioneer(R) names.

Reduced leverage

Since 1997, the Company reduced its debt by $39.9 million, of which $19.7 million relates to its bank credit facility, which had zero outstanding at December 29, 2001. The Company has also improved its ratio of debt to EBITDA from 5.45x in 1997 to 3.39x in 2001. The ratio of EBITDA to interest in 2001 was 2.91x versus 1.65x in 1997. Stockholder's equity increased from a deficit of $3.1 million at December 27, 1997 to $21.0 million at December 29, 2001. In addition, the Company had additional borrowing capacity of $85.3 million at December 29, 2001 under the Company's then current borrowing base certificate, exclusive of $1.5 million of cash invested with the bank, as compared to $61.2 million of availability at December 27, 1997.

The Company has presented EBITDA, defined as earnings before interest expense, income taxes, depreciation, amortization and certain one time charges, supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.


Seasonality

Typically, the fiscal fourth quarter is the Company's strongest quarter in terms of profitability with the fiscal third quarter the weakest. The historic comparative weakness of the third quarter has been mitigated somewhat by the Company's increased sales outside of New York City, especially since 1997. The increased sales outside of New York City are either in areas that experience higher summer sales (such as along the New Jersey shore) or in areas that are more resistant to seasonal fluctuations.

Employees

As of January 18, 2002, the Company  employed  1,353  persons,  of whom 884 were
covered  by  collective   bargaining   agreements  with  various   International
Brotherhood of Teamsters locals.

The Company is a party to certain collective bargaining agreements with its warehouse and trucking employees at its refrigerated operation (expiring November 2005), its grocery operation (warehouse expiring October 2002 and trucking expiring May 2005) and its frozen operation (expiring January 2004).

Management believes that the Company's present relations with its work force are satisfactory.

Relationship with Independent Auditors

The Company has agreed to pay Deloitte & Touche LLP ("D&T") $225,000 plus expenses up to $12,000 for the audit of the year ended December 29, 2001 and paid $215,000 plus expenses of $12,000 for the prior year. In 2001, the Company paid D&T $17,400 for certain research and other accounting matters. The Company did not engage D&T for any consulting services during 2000 or 2001.

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

The aggregate operating lease rent paid in connection with the Company's facilities was approximately $5.1 million in fiscal 2001.

The Carteret grocery division distribution facility operates at approximately 90% of its current capacity and the refrigerated division distribution facility operates at 95% of its current capacity (both on a three shift basis). The frozen food division distribution facility operates at approximately 95% of its current capacity (on a two shift basis). Depending on the type of new business introduced (e.g. high turn product that is already slotted in inventory), each distribution facility has capacity to expand its output.

On August 31, 2001, the Company signed amendments to its grocery and frozen warehouse leases which provide for, among other things, the addition of approximately 100,000 square feet of additional frozen warehouse space and 8.88 acres of additional land to be used for trailer parking. The aggregate annual rent obligation, when the expansion is completed, will rise, depending on the then current interest rate, by approximately $1.3 million. The Company expects the additional rent to be offset by increased productivity and additional business. The expansion plans were precipitated by the need to expand capacity to accommodate product requirements of customers without compromising service. The expansion will bring the total square footage of the frozen facility to approximately 279,000 square feet, with completion expected by the fourth fiscal quarter of 2002. In addition, the grocery facility lease in Carteret provides for expansion of up to 161,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in claims, litigation and administrative proceedings of various types in various jurisdictions. In addition, the Company has agreed to indemnify various transferees of its divested operations with respect to certain known and potential liabilities that may arise out of such operations. The Company also has incurred, and may in the future incur, liability arising under environmental laws and regulations in connection with these divested properties and properties presently owned or acquired. Although management believes that it has established adequate reserves for known contingencies, there can be no assurances that the costs of environmental remediation or an unfavorable outcome in any litigation or governmental proceeding will not have an adverse effect on the Company.

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

The Company has recorded an estimate of its total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $658,000 as of December 29, 2001. The Company believes the reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that the identification of contamination at its current or former sites or changes in cleanup requirements would not result in significant costs to the Company.

The Company is now responsible for the monitoring (cleanups having been completed) of a site previously owned and operated by the Company located in St. Genevieve, Missouri. During 2001, the Company received a final approval from the state of Michigan with respect to the Company's completed remediation of a facility located in Three Rivers, Michigan.

In addition, the Company has been identified as a potentially responsible party under CERCLA for clean-up costs at the Seaboard waste disposal site in North Carolina. The Company is a member of the de minimus group comprised of parties who allegedly contributed less than 1% of the total waste at the site.

Litigation. The Company's motion for summary judgment in the action entitled Twin County Grocers, Inc. et al. v. Food Circus Supermarkets, Inc. et al., in which the Company was named a defendant, was granted in its entirety. Despite plaintiff's filing of a notice of appeal, the Company remains committed to defending its position that all of the allegations are without merit.

The Company is not a party to any other litigation, other than routine litigation incidental to the business of the Company, which, in management's judgment, is individually or in the aggregate material to the business of the Company. Management, after consultation with counsel, does not believe that the outcome of any of its current litigation, either individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public market for the outstanding common equity of the Company and the majority (98.54%) of its outstanding common stock is owned by Rose Partners, LP ("Rose").

The Company paid a dividend of $5.3 million in December 2001. The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants contained in the Company's senior bank lending arrangement. As a result of these restrictive covenants, based on its results for the year ended December 29, 2001, the Company is permitted to pay dividends up to approximately $6.0 million.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical data of the Company for the periods indicated. Such data should be read in conjunction with the consolidated financial statements and related notes included herein.


                                        Year Ended       Year Ended       Year Ended    Year Ended     Year Ended
                                       December 27,      January 2,       January 1,    December 30,   December 29,
                                           1997           1999 (c)            2000         2000           2001
                                       ----------------------------------------------------------------------------

Income Statement Data:
Total revenue                          $ 1,071,800      $ 1,196,933      $ 1,413,827   $ 1,495,398   $ 1,538,824
Gross profit(a)                            112,633          121,939          138,971       144,996       151,313
  Warehouse expense                         42,453           49,440           51,865        52,233        54,123
  Transportation expense                    22,042           24,719           26,607        28,387        29,570
  Selling, general and
    administration expenses                 21,598           22,760           25,834        29,443        29,526
  Facility integration and
    abandonment expense                       --              4,173             --            --            --
  Amortization--excess of cost over
    net assets acquired                      2,459            2,460            2,425         2,425         2,425
Operating income                            24,081           18,387           32,240        32,508        35,669
  Interest expense                          21,890           18,170           16,679        16,028        15,917
  Amortization--deferred financing
    costs                                      944              721              764           730           651
  Other (income), net                       (3,242)          (9,534)(e)       (2,744)       (3,517)       (3,775)
Income (loss) from continuing
  operations before income taxes and
  extraordinary items                        4,489            9,030           17,541        19,267        22,876
Income taxes                                (1,241)           4,449            7,872         8,528        10,781
Income (loss) from continuing
   operations before extraordinary
   items                                     5,730            4,581            9,669        10,739        12,095
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax       (8,693)            (201)            --            --            --
Net (loss) income                      $    (2,963)     $     4,380      $     9,669   $    10,739   $    12,095


                                       December 27,      January 2,       January 1,    December 30,   December 29,
                                           1997           1999 (c)            2000         2000           2001
                                       ----------------------------------------------------------------------------


Balance Sheet Data:
Total assets                           $   279,961      $   274,828      $   273,406   $   289,801   $   290,936
Working capital                             23,365           41,117           56,397        56,238        73,612
Total debt including capital leases        196,966          178,127          164,069       167,531       157,058
Total stockholder's equity                  (3,081)(b)       (3,701)(d)        5,968        14,207        21,002
(deficiency)
-----------

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


Results of Operations


Fifty-two-weeks ended December 29, 2001 and December 30, 2000

Net sales for the fifty-two weeks ended December 29, 2001 were $1,530.9 million as compared to $1,488.1 million for the fifty-two weeks ended December 30, 2000. This 2.9% increase in net sales primarily reflects increased sales to existing customers. Other revenue, consisting of recurring customer related services, increased to $7.9 million for the fifty-two weeks ended December 29, 2001 as compared to $7.3 million in the prior period.

Gross margin (excluding warehouse expense) increased to 9.9% of net sales or $151.3 million for the fifty-two weeks ended December 29, 2001 as compared to 9.7% of net sales or $145.0 million for the prior period, as a result of a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain whether the higher gross margins realized in the second and third quarters of 2001, but missing in the fourth quarter of 2001, will continue.

After excluding final shutdown expenses relating to the Company's former Garden City facility (which lease terminated on March 31, 2000) in the first quarter of 2000, warehouse expense remained flat as a percentage of net sales at 3.5% or $54.1 million for the fifty-two weeks ended December 29, 2001 as compared to 3.5% of net sales or $51.8 million for the prior period.

Transportation expense remained at 1.9% of net sales or $29.6 million for the fifty-two weeks ended December 29, 2001 as compared to 1.9% of net sales or $28.4 million in the prior period due to greater efficiencies offsetting higher expenses.

Selling, general and administrative expense decreased to 1.9% of net sales or $29.5 million for the fifty-two weeks ended December 29, 2001 as compared to 2.0% of net sales or $29.4 million for the prior period.

Other income, net of other expenses, increased to $3.8 million for the fifty-two weeks ended December 29, 2001 as compared to $3.5 million for the prior period.

Interest expense decreased to $15.9 million for the fifty-two weeks ended December 29, 2001 from $16.0 million for the prior period due to lower average outstanding levels of the Company's debt.

The Company recorded an income tax provision of $10.8 million, resulting in an effective income tax rate of 47% for the fifty-two weeks ended December 29, 2001 as compared to a provision of $8.5 million resulting in an effective rate of 44% in the prior period as a result of a the Company's higher statutory rates. The Company's estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired. The Company paid approximately $8.0 million in estimated federal tax in 2001.

The Company recorded net income for the fifty-two weeks ended December 29, 2001 of $12.1 million as compared to $10.7 million in the prior period.


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

The Company recorded an income tax provision of $8.5 million, resulting in an effective income tax rate of 44% for the fifty-two weeks ended December 30, 2000 as compared to a provision of $7.9 million resulting in an effective rate of 45% in the prior period. The Company's estimated effective tax rate was higher than the statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired.

The Company recorded net income for the fifty-two weeks ended December 30, 2000 of $10.7 million as compared to $9.7 million in the prior period.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet the Company's currently anticipated working capital needs, dividend payments, if any, capital expenditures, and debt service requirements during the next four fiscal quarters, as well as any investments the Company may make

The Company's bank credit facility is scheduled to mature on June 30, 2004, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate.
Borrowings under the Company's revolving bank credit facility were zero (excluding $4.7 million of outstanding letters of credit) at December 29, 2001. Additional borrowing capacity of $85.3 million was available at that time under the Company's then current borrowing base certificate exclusive of $1.5 million of cash invested with its agent bank.

During the fifty-two weeks ended December 29, 2001, cash flows provided by operating activities were $7.3 million, consisting primarily of cash generated from income before non-cash expenses of $21.5 million, an increase in accounts payable of $1.3 million, and an increase in accrued expenses and other liabilities of $2.7 million, offset mainly by increases in (i) accounts and notes receivable of $14.4 million, (ii) inventory of $1.8 million, and (iii) other assets of $1.9 million.

Cash flows used in investing activities during the fifty-two weeks ended December 29, 2001 were approximately $1.9 million, which were used exclusively for capital expenditures. Net cash used in financing activities of $5.3 million was primarily for a dividend paid in December of 2001. In addition, net repayments under the bank credit facility of $10.4 million were offset by $10.5 million of proceeds from note participation sales discussed below.

EBITDA was $46.3 million during the fifty-two weeks ended December 29, 2001 as compared to $42.6 million in the prior period. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased to $157.1 million at December 29, 2001 as compared to $167.5 million at December 30, 2000. Stockholders' equity was $21.0 million on December 29, 2001 as compared to $14.2 million on December 30, 2000. Based on its results for the year ended December 29, 2001, the Company is currently permitted to pay dividends up to approximately $6.0 million.

The effect of FASB 143, "Goodwill and other intangibles assets," is expected to add $2.2 million to net income in 2002. See notes to consolidated financial statements.

The Company currently does not expect to spend more than $3.0 million during 2002 on capital expenditures, but the Company may purchase certain assets used in its business instead of leasing them due to economic conditions.

The Company expended less than $10,000 in fiscal 2001 in connection with the environmental remediation of certain presently owned or divested properties and does not expect to expend more than approximately $200,000 in fiscal 2002. At December 29, 2001, the Company has reserved $658,000 for those known environmental liabilities. The Company intends to finance the remediation through internally generated cash flow or borrowings. Management believes that should the Company become liable as a result of any adverse determination of any legal or governmental proceeding in a material amount beyond its reserves, it could have an adverse effect on the Company's liquidity position.

In each quarter of 2001, the Company sold non-recourse, senior participations in selected portfolios of its customer notes to various banks at par. Aggregate proceeds from the sales were $10.5 million. All proceeds were used to repay amounts under the bank credit facility or provide working capital. The primary reason for these sales was to enhance the Company's ability to lend money to customers within the confines of its financing agreements. The Company may sell additional participations from time to time.

Although the Company's employees shared the pain and anguish of the destruction of the Twin Towers in New York City, the Company did not experience a material negative financial impact because of it. The Company's deliveries to New York were delayed along with those of its competitors in the immediate aftermath due to delays crossing the Hudson River. However, within a short period of time, the Company's trucks were delivering products on a fairly normal schedule.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of December 29, 2001, the Company was in compliance with its covenants.

The Company is considering two transactions which may use up to $20 million of the Company's available cash each involving an unconsolidated affiliate of the Company. Any liabilities of these two new entities would be nonrecourse to the Company. The receivables generated from transactions with these affiliated entities would be excluded from the Company's borrowing base for purposes of determining the amount the Company could borrow under its bank credit facility. Both transactions are in markets other than the Company's primary market and are in businesses related to the Company's primary business. The Company will need the consent of its lenders to enter into these transactions. If the Company decides to proceed with either or both of these transactions, it expects to complete them within three to six months.

From time to time when the Company considered market conditions attractive, the Company has purchased on the open market a portion of its public debt and may in the future purchase and retire a portion of its outstanding public debt.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in the interest rates on its bank credit facility. Any outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 2001's average outstanding bank debt, a 100 basis point change in interest rates would change interest expense by approximately $41,000. For fixed rate debt such as the Company's $155 million 10% senior notes, interest rate changes affect the fair market value of the senior notes but do not impact earnings or cash flows.

The Company does not presently use financial derivative instruments to manage its interest costs. At this moment, the Company has no foreign exchange risks and only minimal commodity risk with respect to commodities such as fuel oil, natural gas and electricity. Although changes in the marketplace for energy may bring added risk, the Company cannot quantify such risk at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                           Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements................................. F-1

Independent Auditors' Report............................................... F-2

Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001.. F-3

Consolidated Statements of Operations for each of the
 three years in the period ended December 29, 2001......................... F-4

Consolidated Statements of Changes in Stockholders'
 Equity (Deficiency) for each of the three years in the period ended December 29, 2001................................................... F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 29, 2001..................... F-6

Notes to Consolidated Financial Statements................................. F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:

                         Age        Position

Richard B. Neff (1)       53         Co-Chairman of the Board of Directors and
                                     Chief Executive Officer

Stephen R. Bokser         59         Co-Chairman of the Board of Directors,
                                     President, and Chief Operating Officer

Jerold E. Glassman (1)    66         Director

Emil W. Solimine (2)      57         Director

Charles C. Carella (3)    68         Director

Jane Scaccetti (3)        47         Director

Earle I. Mack (1,2)       65         Director

Michael S. Goldberg (2)   27         Director

Joseph R. DeSimone        62         Senior Vice President Distribution

Robert A. Zorn            47         Executive Vice President-Finance and
                                     Treasurer

Lawrence S. Grossman      40         Senior Vice President and Chief
                                     Financial Officer

Harlan Levine             40         Vice President, General Counsel
                                     and Secretary

George Conklin            41         Vice President of Logistics

Joseph Fantozzi           40         Senior Vice President and General
                                     Manager- White Rose Dairy Division of
                                     Di Giorgio

John Annetta              50         Senior Vice President and General
                                     Manager- White Rose Frozen Division of
                                     Di Giorgio

John J. Zumba             64         Senior Vice President

-------------------------------------------------------------------------------
(1)  Member of the  Executive  Committee
(2)  Member  of the  Compensation Committee
(3)  Member of the Audit Committee

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

Mr. Neff has been Co-Chairman and Chief Executive Officer of Di Giorgio since October 2000. For the five years prior to October 2000, he was Di Giorgio's Executive Vice President and Chief Financial Officer. He has been a Director of Di Giorgio since 1990 and the general partner of Rose since October 2000. He is also an executor of the Estate of Arthur Goldberg, a limited partner of Rose.

Mr. Bokser has been Co-Chairman, President, and Chief Operating Officer of Di Giorgio since October 2000. For the five years prior to October 2000, he was Di Giorgio's Executive Vice President and President of the White Rose Food division. He has been a Director of Di Giorgio since 1990. Mr. Bokser is also a director of Foodtown, a supermarket cooperative, and Western Beef, Inc., a supermarket retailer, both customers of the Company. He is also a director of Maimonides Hospital in Brooklyn, NY.

Mr. Glassman has been a Director of Di Giorgio since 1990. Since prior to 1996, Mr. Glassman has been Managing Partner of Grotta, Glassman & Hoffman, a law firm which has its primary office in Roseland, New Jersey. Mr. Glassman is also a director of Essex Valley Healthcare, Inc.

Mr. Solimine has been a Director of Di Giorgio since 1990. He also is the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1996. He is also a Limited Partner of Rose.

Mr. Carella became a Director of Di Giorgio in 1995. Since prior to 1996, Mr. Carella has been a Partner of the Carella, Byrne, Bain, Gilfillan, Cecchi,
Stewart & Olstein law firm. Mr. Carella is a member of the Board of Administrations of the Archdiocese of Newark and the Board of Trustees of Fordham University. He is also a director of the Cancer Institute of New Jersey.

Ms. Scaccetti has been a Director of Di Giorgio since 1996. Since prior to 1996, she has been a shareholder of Drucker & Scaccetti, P.C, an accounting firm. She is also a director of Nutrition Management Services Company, Temple University and Temple University Health Systems, and Firekey, Inc. Ms. Scaccetti is a certified public accountant.

Mr. Mack is Senior Partner of the Mack Company. In October 2000, Mr. Mack became a Director of Di Giorgio. He has been a Partner of the Mack Company, a commercial real estate enterprise, since prior to 1996. He is also a member of the Board of Directors of Mack-Cali Realty Corporation. He is also a Limited Partner of Rose.

Mr. Goldberg has been a Director of Di Giorgio since 2001. Mr. Goldberg worked for Merrill Lynch from 1996 through 1999. He received his MBA from Columbia University in 2001. He is also an executor of the Estate of Arthur Goldberg, a Limited Partner of Rose. Mr. Goldberg is currently a private investor.

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

Mr. Zumba has been Senior Vice President since 2001. Previously he held the position of Vice President of Sales since prior to 1996.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued to the Chief Executive Officer during the year and each of the four most highly compensated executive officers of Di Giorgio whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended December 29, 2001.

                                                                           Other Annual       All Other
Name and Principal Position                Year     Salary        Bonus    Compensation      Compensation
---------------------------                ----     ------        ------   ------------      ------------
                                                                                (1)
Richard B. Neff,                           2001     $400,000     $550,000     $80,525        $2,550(2)
Co-Chairman of the Board of Directors      2000     $372,500     $470,000     $56,411        $2,550(2)
and Chief Executive Officer                1999     $325,000     $535,000        --          $2,400(2)


Stephen R. Bokser,                         2001     $400,000     $550,000     $80,525        $2,550(2)
Co-Chairman of the Board of Directors,     2000     $379,808     $450,000     $56,411        $2,550(2)
President, and Chief Operating Officer     1999     $325,000     $515,000        --          $2,400(2)


Robert A. Zorn,                            2001     $260,600     $ 55,000        --          $2,550(2)
Executive Vice President-Finance and       2000     $245,600     $ 40,000        --          $2,550(2)
Treasurer                                  1999     $230,600     $ 35,000        --          $2,400(2)


Joseph Fantozzi                            2001     $191,000     $ 90,000        --          $2,550(2)
Senior Vice President and General          2000     $174,000     $ 63,000        --          $2,550(2)
Manager of White Rose Dairy Division       1999     $157,000     $ 60,000        --          $2,400(2)


Lawrence S. Grossman                       2001     $186,000     $ 90,000        --          $2,550(2)
Senior Vice President and                  2000     $170,000     $ 60,000        --          $2,550(2)
Chief Financial Officer                    1999     $154,000     $ 55,000        --          $2,400(2)


(1) Other annual compensation consists of interest and principal payments on a loan payable, grossed up for taxes, which was used to purchase Company stock. The loan's 2001 interest rate was 7.28% and is payable over 5 years. Certain incidental personal benefits to executive officers of the Company may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 1999, 2000, and 2001 are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

(2) Represents contributions made by the Company pursuant to the Company's Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

Employment Agreements

The Company is a party to an Agreement with Mr. Neff which runs through April 1, 2005. Currently, Mr. Neff is entitled to receive an annual salary of $400,000 pursuant to the Agreement. In addition, Mr. Neff will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Neff or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

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

The Company is a party to an agreement with Mr. Zorn which provides that six months notice be given by either party to terminate his employment. Currently, Mr. Zorn is entitled to receive an annual salary of $275,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at the sole discretion of the Company. Mr. Zorn may also receive additional incentive compensation upon the occurrence of (i) the termination of Mr. Zorn's employment with the Company; or (ii) certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

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

In addition, the Company maintains a nonqualified supplemental pension plan that provides for the same pension benefit calculated on income in excess of prescribed IRS limitations. A participant earns a nonforfeitable right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan and nonqualified plan is as follows: Mr. Neff, $87,248; Mr. Bokser $162,003; Mr. Zorn, $32,823; Mr. Fantozzi, $36,413; Mr. Grossman, $27,935.

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

Eligible employees may elect to contribute on a tax deferred basis from 1% to 60% of their total compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution of 30% of the basic contribution.

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



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


Rose Partners, LP owns a majority (98.54%) of the common stock of the Company. Rose has informed the Company that Mr. Neff is the sole general partner of Rose. In addition, Mr. Neff owns .73% of the common stock of the Company and Mr. Bokser owns .73% of the common stock of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bokser is a director of Western Beef, Inc. In fiscal 2001, the Company sold various products to Western Beef, Inc. in the amount of $47.1 million.

The Company employs Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, a director of the Company, is a partner, for legal services on an on-going basis. The Company paid approximately $104,000 to the firm in fiscal 2001.

The Company utilizes Emar Group, Inc. ("Emar "), a risk management and insurance brokerage company controlled by Emil W. Solimine, a director of the Company and a limited partner of Rose, for risk management and insurance brokerage services. The Company paid Emar approximately $200,000 in fiscal 2001 for such services and purchased insurance with premiums of $2.0 million through Emar.

The Company believes that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

In April 2000, the Company loaned each of Messrs. Neff and Bokser $185,000 to be used by each of them to purchase .57195 shares of Class A Di Giorgio common stock and .56285 shares of Class B Di Giorgio common stock from a minority shareholder of the Company. The loans' interest rate for the year was 7.28% and is payable over five (5) years from the date of the loan. On January 31, 2002, $132,087 was outstanding on each loan.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   Documents filed as part of this report.

     1.   Financial Statements

          Independent Auditors' Report..................................... F-2

          Consolidated Balance Sheets as of
          December 30, 2000 and December 29, 2001.......................... F-3

          Consolidated Statements of Operations for each of the
          three years in the period ended December 29, 2001................ F-4

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficiency) for each of the three years in the period
          Ended December 29, 2001.......................................... F-5

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended December 29, 2001............ F-6

          Notes to Consolidated Financial Statements....................... F-8

     2.   Financial Statement Schedule

          Schedule II--Valuation and Qualifying Accounts................... S-1

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

          10.14(13) - First Amendment, dated August 31, 2001, to Carteret frozen food warehouse lease dated November 26, 1997.

          10.15(13) - Fourth Amendment, dated August 31, 2001, to Carteret grocery warehouse lease dated as of February 11, 1994.

          10.16(14) - Second Amendment, dated January 10, 2002, to Carteret frozen food warehouse lease dated as of November 26, 1997.

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997 (File 1-1790).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File 1-1790).

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File 1-1790).

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 File 1-1790).

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 (File 1-1790).

(14) Filed herewith.

b. Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2002.

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

Signature                          Title                    Date

 /s/ Jerold E. Glassman            Director                   February 27, 2002
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine              Director                   February 27, 2002
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella            Director                   February 27, 2002
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti                Director                   February 27, 2002
---------------------------
Jane Scaccetti

 /s/ Earle I. Mack                 Director                   February 27, 2002
---------------------------
Earle I. Mack

/s/ Michael S. Goldberg            Director                   February 27, 2002
-----------------------
Michael S. Goldberg

 /s/ Lawrence S. Grossman          Senior Vice President      February 27, 2002
-------------------------          and Chief Financial
Lawrence S. Grossman               Officer (Principal
                                   Financial & Accounting
                                   Officer)

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 29, 2001:

   Consolidated Balance Sheets                                              F-2

   Consolidated Statements of Income                                        F-3

   Consolidated Statements of Stockholders' Equity (Deficiency)             F-4

   Consolidated Statements of Cash Flows                              F-5 - F-6

   Notes to Consolidated Financial Statements                        F-7 - F-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey:

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of December 29, 2001 and
December 30, 2000, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Di Giorgio Corporation and Subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP


New York, New York

February 15, 2002

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 30, 2000 AND DECEMBER 29, 2001 (in
thousands, except share data)
--------------------------------------------------------------------------------
                                                                   December 30,  December 29,
                                                                        2000        2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,744   $  1,807
  Accounts and notes receivable - Net                                   92,748    103,704
  Inventories                                                           64,687     66,469
  Deferred income taxes                                                  3,973      2,888
  Prepaid expenses                                                       3,727      3,802
                                                                         -----      -----
           Total current assets                                        166,879    178,670

PROPERTY, PLANT AND EQUIPMENT - Net                                     10,339      9,956

NOTES RECEIVABLE                                                        15,034      7,464

DEFERRED FINANCING COSTS - Net                                           3,922      3,272

OTHER ASSETS                                                            22,308     22,681

EXCESS OF COST OVER NET ASSETS ACQUIRED - Net                           71,319     68,893
                                                                        ------     ------
TOTAL ASSETS                                                          $289,801   $290,936
                                                                      ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility                                           $ 10,410   $   --
  Current installment - capital lease liability                             63         57
  Accounts payable - trade                                              74,663     75,928
  Accrued expenses                                                      25,505     29,073
                                                                        ------     ------
           Total current liabilities                                   110,641    105,058

LONG-TERM DEBT                                                         155,000    155,000

CAPITAL LEASE LIABILITY                                                  2,058      2,001

OTHER LONG-TERM LIABILITIES                                              7,895      7,875

STOCKHOLDERS' EQUITY:
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 78.116 shares                                 --        --
  Common stock, Class B, $.01 par value, non voting - authorized,
     1,000 shares; issued and outstanding, 76.869 shares                   --        --
  Additional paid-in capital                                             8,002      8,002
Retained earnings                                                        6,205     13,000
                                                                         -----     ------
            Total stockholders' equity                                  14,207     21,002
                                                                        ------     ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                              $289,801   $290,936
                                                                      ========   ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 2001
(in thousands)
--------------------------------------------------------------------------------
                                                    January 1,    December 30,   December 29,
                                                       2000           2000           2001
REVENUE:
  Net sales                                        $ 1,406,094    $ 1,488,062    $ 1,530,901
  Other revenue                                          7,733          7,336          7,923
                                                         -----          -----          -----
           Total revenue                             1,413,827      1,495,398      1,538,824

COST OF PRODUCTS SOLD                                1,274,856      1,350,402      1,387,511
                                                     ---------      ---------      ---------
           Gross profit - exclusive of warehouse
             expense shown separately below            138,971        144,996        151,313

OPERATING EXPENSES:
  Warehouse expense                                     51,865         52,233         54,123
  Transportation expense                                26,607         28,387         29,570
  Selling, general and administrative expenses          25,834         29,443         29,526
  Amortization - excess of cost over net assets
     acquired                                            2,425          2,425          2,425
                                                        ------         ------         ------
OPERATING INCOME                                        32,240         32,508         35,669

INTEREST EXPENSE                                        16,679         16,028         15,917

AMORTIZATION - Deferred financing costs                    764            730            651

OTHER INCOME - Net                                      (2,744)        (3,517)        (3,775)
                                                        ------         ------         ------
INCOME BEFORE INCOME TAXES                              17,541         19,267         22,876

PROVISION FOR INCOME TAXES                               7,872          8,528         10,781
                                                         -----          -----         ------
NET INCOME                                         $     9,669    $    10,739    $    12,095
                                                   ===========    ===========    ===========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 2001
(in thousands)
--------------------------------------------------------------------------------
                                Class A                 Class B        Additional    Retained
                              Common Stock           Common Stock        Paid-in     Earnings
                           Shares     Amount      Shares    Amount       Capital     (Deficit)
BALANCES,
  JANUARY 2, 1999           78.116      $ -        76.869      $ -       $ 8,002    $ (11,703)

  Net income                     -        -             -        -             -        9,669
                            ------      ---        ------      ---       -------    ---------
BALANCES,
  JANUARY  1, 2000          78.116        -        76.869        -         8,002       (2,034)

  Net income                     -        -             -        -             -       10,739

   Dividend                      -        -              -        -            -       (2,500)
                            ------      ---        ------      ---       -------    ---------
BALANCES,
  DECEMBER 30, 2000         78.116        -        76.869        -         8,002        6,205

  Net Income                     -        -             -        -             -       12,095

   Dividend                      -        -              -        -            -       (5,300)
                            ------      ---        ------      ---       -------    ---------
BALANCES,
  DECEMBER 29, 2001         78.116      $ -        76.869      $ -       $ 8,002     $ 13,000
                            ======      ==         ======      ==        =======     ========



See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 2001
(in thousands)
-------------------------------------------------------------------------------


                                                                January 1, December 30, December 29,
                                                                  2000        2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  9,669    $ 10,739    $ 12,095
  Adjustments to reconcile net income to net
    cash provided by operations:
    Depreciation and amortization                                   1,502       2,186       2,332
    Amortization of deferred financing costs                          764         730         651
    Amortization of excess of cost over net assets acquired         2,425       2,425       2,425
    Other amortization                                              2,153       2,000       2,099
    Provision for doubtful accounts                                   700         700         500
    Non-cash increase in prepaid pension cost                        (389)       (331)       (567)
    Deferred taxes                                                  7,415       8,236       1,966
  Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts and notes receivable                              (6,533)     (4,603)    (19,721)
        Inventories                                                (1,064)     (3,141)     (1,782)
        Prepaid expenses                                              422      (1,094)        (75)
        Other assets                                                 (207)    (12,258)     (1,905)
        Long-term receivables                                         458      (3,648)      5,326
      Increase (decrease) in:
        Accounts payable                                              794       2,253       1,265
        Accrued expenses and other liabilities                        367      (2,112)      2,667
                                                                      ---      ------       -----
           Net cash provided by operating activities               18,476       2,082       7,276
                                                                   ------       -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (3,408)     (2,287)     (1,949)
                                                                   ------      ------      ------
              Net cash used in  investing activities               (3,408)     (2,287)     (1,949)
                                                                   ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility - net                                         (13,846)      3,628     (10,410)
  Proceeds from note participation sales                             --          --        10,509
  Finance fees paid                                                  (481)       --          --
  Dividend to stockholders                                           --        (2,500)     (5,300)
  Repayments of capital lease obligations                            (212)       (167)        (63)
                                                                     ----        ----         ---
           Net cash (used in) provided by financing activities    (14,539)        961      (5,264)
                                                                  -------         ---      ------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                    529         756          63

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   459         988       1,744
                                                                      ---         ---       -----
 CASH AND CASH EQUIVALENTS,  END OF YEAR                         $    988    $  1,744    $  1,807
                                                                 ========    ========    ========

                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 2001
(in thousands)
--------------------------------------------------------------------------------


                                                                January 1, December 30, December 29,
                                                                  2000        2000          2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                     $ 16,855    $ 16,079    $ 15,991
                                                                 ========    ========    ========
    Income taxes                                                 $    423    $  1,158    $  7,200
                                                                 ========    ========    ========

See notes to consolidated financial statements.                      (Concluded)

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 2001
-------------------------------------------------------------------------------



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

     Notes Receivable - The Company periodically provides financial assistance to independent retailers by providing (i) financing for the purchase of new locations; (ii) financing for the purchase of inventories and store fixtures, equipment and leasehold improvements; (iii) extended payment terms for initial inventories; and/or (iv) working capital requirements. The primary purpose of such assistance is to provide a means of continued growth for the Company through development of new customer store locations and the enlargement and remodeling of existing stores. Customers receiving financing purchase the majority of their grocery, frozen and refrigerated inventory requirements from the Company. Financial assistance is usually in the form of a secured, interest-bearing loan, generally repayable over a period of one to three years. As of December 29, 2001, the Company's customer financing portfolio had an aggregate balance of approximately $18.4 million. The portfolio consisted of approximately 62 loans with a range of $2,394 to $4.0 million.

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

     Revenue Recognition - The Company recognizes revenue upon shipment of goods to the customer for sales and upon the provision of services for other revenues, net of returns and other allowances.

     Sale of Notes Receivable - From time to time, the Company sells non-recourse, senior participations in selected portfolios of its customer notes to banks at par. During the year ended December 29, 2001, the Company sold $10.5 million in notes receivable. Fees for servicing were not material and there were no gains or losses on the sales as the sales price was equal to the carrying value of the notes receivable.

     Comprehensive Income - There are no components of other comprehensive income for the Company except for reported net income.

     Segment Reporting - Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company qualifies for the aggregation rules of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and therefore operates in one reportable segment.

     Fiscal Year - The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements are comprised of 52 weeks for each of the three years ended December 29, 2001.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") No.16, Business Combinations, and SFAS No.38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

     In July 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes SFAS No. 17, Intangible Assets. This Statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the Statement. SFAS No.142 is effective for the first quarter in the fiscal year ending December 28, 2002, or for any business combinations initiated after June 30, 2001. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $2.2 million after tax. Additionally, the Company does not expect to incur goodwill impairment charges associated when this statement is adopted.

     In August 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
     Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
     (b) measurement of long-lived assets to be disposed of by sale. SFAS No.144 is effective for the first quarter in the fiscal year ending December 28, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

2.   ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                    December 30,   December 29,
                                                      2000             2001
                                                          (in thousands)

     Accounts receivable                              $  77,454    $  82,393
     Notes receivable                                     7,652       11,075
     Other receivables                                   12,680       15,492
     Less allowance for doubtful accounts                (5,038)      (5,256)
                                                         ------       ------
                                                      $  92,748    $ 103,704
                                                      =========    =========



3.   PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following:

                                   Estimated
                                  Useful Life       December 30,    December 29,
                                    in Years            2000            2001
                                                           (in thousands)

     Land                                --           $    900     $    900
     Buildings and improvements            10            3,446        3,550
     Machinery and equipment             3-10           15,887       17,567
     Less accumulated depreciation                     (12,267)     (14,305)
                                                      --------     --------
                                                         7,966        7,712
                                                      --------     --------
     Capital leases:
     Building and improvements                           3,117        3,117
     Equipment                                             370          370
     Less accumulated amortization                      (1,114)      (1,243)
                                                      --------     --------
                                                         2,373        2,244
                                                      --------     --------
                                                      $ 10,339     $  9,956
                                                      ========     ========

     Depreciation expense was approximately $1,502, $2,186 and $2,332 for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively. Included in that amount is approximately $182, $157 and $129 of amortization of assets under capital leases.

4.   EXCESS OF COST OVER NET ASSETS ACQUIRED

     Di Giorgio Acquisition - The Company was acquired by the majority stockholders on February 9, 1990. The acquisition was accounted for as a purchase and the cost of the Company's stock, together with the related acquisition fees and expenses, was allocated to the assets acquired and liabilities assumed based on fair values.

     Royal Acquisition - In June 1994, the Company acquired substantially all of the operating properties, assets and business of a dairy and deli distribution business. The acquisition was accounted for as a purchase and the cost was allocated to the assets acquired and liabilities assumed based on fair values.

     As of December 30, 2000 and December 29, 2001, accumulated amortization of excess costs over net assets acquired for the above acquisitions was approximately $28.7 million and $31.1 million, respectively.

5.   FINANCING

     Debt consists of the following:

                                     Interest Rate
                                    at December 29,  December 30,  December 29,
                                         2001           2000           2001
                                                          (in thousands)

     Revolving credit facility (a)        4.75 %      $  10,410    $    --
                                                      =========    =========

     Long-term debt:
       10% senior notes (b)               10.00 %     $ 155,000    $ 155,000
                                                      =========    =========



     (a) Revolving Credit Facility - The bank credit facility is scheduled to mature on June 30, 2004, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. The interest rate shown is the bank prime rate. Given the low amount of borrowing, the Company elected not to use the Eurodollar option. During 2001 the average interest rate for the outstanding borrowing (which was zero after July
          2001) was 7.82%.

          Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible receivables and 60% of eligible inventory. As of December 29, 2001, borrowings under the Company's revolving bank credit facility were zero (excluding $4.7 million of outstanding letters of credit). Additional borrowing capacity of $85.3 million was available under the Company's borrowing base certificate exclusive of $1.5 million of cash invested with its agent bank.

          The borrowings under the revolving credit facility are secured by the Company's inventory and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to interest coverage and capital expenditures. The Company was in compliance with the covenants as of December 29, 2001.

     (b) 10% Senior Notes - The senior notes were issued under an Indenture dated as of June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $155 million principal amount maturing on June 15, 2007. The notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, having commenced December 15, 1997.

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

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                      December 30, 2000     December 29, 2001
                                       Carrying    Fair      Carrying    Fair
                                        Amount     Value      Amount     Value
                                                    (in thousands)
     Debt:
       Revolving credit facility       $ 10,410   $ 10,410   $   --     $   --
       10% senior notes                 155,000    129,813    155,000    149,188
     Accounts and notes receivable -
       current                           92,748     92,748    103,704    103,704
     Notes receivable - long-term        15,034     15,034      7,464      7,464


     The fair value of the 10% senior notes as of December 30, 2000 and December 29, 2001 are based on trade prices of 83.75 and 96.25, respectively, representing yields of 12.3% (as of December 30, 2000) and 10.9% (as of December 29, 2001), respectively. Based on the borrowing rate currently available to the Company, the book or carrying value of the revolving credit facility is considered to be equivalent to its fair value.

     The book value of the current and long-term accounts and notes receivable are equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

7.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                    December 30,   December 29,
                                                        2000           2001
                                                          (in thousands)

     Legal and environmental                          $   1,828    $   2,266
     Interest                                               639          605
     Employee benefits                                    9,105        9,848
     Due to vendors/customers                             8,462        9,523
     Other                                                5,471        6,831
                                                          -----        -----
                                                      $  25,505    $  29,073
                                                      =========    =========

8.   RETIREMENT

     a. Pension Plans - The Company maintains a noncontributory defined benefit pension plan covering substantially all of its noncollective bargaining employees. The Company makes annual contributions to the plan in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Company's pension plan are invested in Treasury notes, U.S. Government agency bonds, corporate bonds, money market funds, and other investments.

     The following table provides information for the Pension Plan:

                                                    December 30,   December 29,
                                                        2000           2001
                                                          (in thousands)

     Change in benefit obligation:
       Benefit obligation at beginning of year        $  44,739    $  46,312
       Service cost                                         644          705
       Interest cost                                      3,427        3,482
       Actuarial loss                                     1,178        2,817
       Benefits paid                                     (3,676)      (3,783)
                                                         ------       ------
     Benefit obligation at end of year                $  46,312    $  49,533
                                                      =========    =========

                                                    December 30,   December 29,
                                                        2000           2001
                                                          (in thousands)

     Change in plan assets:
       Fair value of plan assets at beginning of year   $ 48,316    $ 54,312
       Actual return on plan assets                        2,672       3,417
       Benefit payments                                   (3,676)     (3,783)
       Contributions from plan sponsor                     7,000        --
                                                           -----       -----
     Fair value of plan assets at end of year           $ 54,312    $ 53,946
                                                        ========    ========

     Reconciliation of funded status:
       Funded status (fair value of plan assets less
       benefit obligation)                              $  8,000    $  4,413
       Unrecognized net actuarial gain                     9,082      13,587
       Unrecognized prior service cost                       108          94
                                                             ---          --
     Prepaid benefit cost                               $ 17,190    $ 18,094
                                                        ========    ========

     Net  pension cost includes the following components:

                                          January 1,  December 30,  December 29,
                                            2000         2000           2001
                                                    (in thousands)

     Service cost                         $     714   $     644    $     705
     Interest cost                            3,247       3,427        3,482
     Expected return on plan assets          (4,489)     (4,526)      (5,104)
     Amortization of prior service co            14          14           14
     Recognized actuarial loss                   42        --           --
                                               ----        ----         ----
                                          $    (472)  $    (441)   $    (903)
                                          =========   =========    =========

     For the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, the following actuarial assumptions were used:

                                        January 1,    December 30,  December 29,
                                          2000           2000          2001

     Weighted average discount rate       7.00 %         7.75 %        7.25 %
     Rate of increase in future
       compensation levels                6.00           6.00          6.00
     Expected long-term rate of
       return on plan assets              9.00           9.00          9.00

     The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in operations was as follows:

         Year Ended                                               (in thousands)
     January 1, 2000                                               $     991
     December 30, 2000                                                 1,109
     December 29, 2001                                                 1,266

     a. Savings Plan - The Company maintains a defined contribution 401(k) savings plan. Employees of the Company who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the plan after completing one year of employment.

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

         Year Ended                                               (in thousands)

     January 1, 2000                                               $     199
     December 30, 2000                                                   215
     December 29, 2001                                                   217

9.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                     December 30,   December 29,
                                                         2000           2001
                                                           (in thousands)

     Employee benefits                                $     887    $     280
     Deferred income tax liability, net                   6,278        7,159
     Environmental and other                                730          436
                                                            ---          ---
                                                      $   7,895    $   7,875
                                                      =========    =========

10.  COMMITMENTS AND CONTINGENCIES

     Legal Proceedings - Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially affect the Company's consolidated financial position, cash flows or results of operations.

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

     The Company entered into a lease agreement to lease a dry distribution facility which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997. The term of the lease, as amended expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million per year (through the expiration date).

     In November 1997, the Company entered into an agreement to lease a new frozen distribution facility in Carteret, New Jersey. The lease is accounted for as an operating lease. The lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $1.8 million for the first ten years and approximately $2.0 million for the last ten years.

     The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 29, 2001:



                                                       Capital       Operating
     Fiscal Year Ending                                 Leases         Leases
                                                           (in thousands)

     2002                                             $     186    $   9,412
     2003                                                   186        7,935
     2004                                                   186        6,731
     2005                                                   186        5,873
     2006                                                   186        5,751
     Thereafter                                           2,638       52,766
                                                          -----       ------
     Net minimum lease payments                           3,568    $  88,468
                                                                   =========

     Less interest                                        1,510
                                                          -----
     Present value of net minimum lease payments
      (including current installments of $57)           $ 2,058
                                                        =======

      Total rent expense included in operations was as follows:

         Year Ended                                               (in thousands)

     January 1, 2000                                               $  12,272
     December 30, 2000                                                12,064
     December 29, 2001                                                11,365

     Letters of Credit - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $5.1 million and $4.7 million on standby letters of credit with a bank as of December 30, 2000 and December 29, 2001, respectively.

     Guaranty - The Company has issued certain guarantees in an aggregate amount of approximately $2.0 million.

     Employment Agreements - The Company has employment agreements with two key executives which will expire in April 2005. In addition, one employee has a termination agreement that provides for a six month notice to terminate. Under these agreements, combined annual salaries of approximately $1.1 million were paid in fiscal 2001. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

11.  EQUITY

     As a result of restrictive covenants contained in the Indenture governing the Company's publicly held debt, as well as those contained in the revolving credit facility, based on its results for year ended December 29, 2001 the Company is permitted to pay dividends up to approximately $6.0 million at December 29, 2001.

12.  OTHER INCOME - NET

     Other income consists of the following:

                                          January 1,  December 30,  December 29,
                                            2000         2000          2001
                                                    (in thousands)

     Interest income                      $   2,068   $   2,532    $   2,512
     Net gain on disposal of assets              31          33          528
     Other - net                                645         952          735
                                                ---         ---          ---
                                          $   2,744   $   3,517    $   3,775
                                          =========   =========    =========

13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                      December 30,  December 29,
                                                         2000           2001
                                                            (in thousands)

     Deferred tax assets:
       Allowance for doubtful accounts                   $   2,012  $   2,191
       Accrued expenses not deductible until paid              941        697
       Difference between book and tax basis of proper         472        121
       Net tax operating loss carryforwards                  1,020       --
                                                             -----       ----
     Deferred tax assets                                     4,445      3,009
                                                             -----      -----
     Deferred tax liabilities:
       Pension asset valuation                              (6,750)    (7,280)
                                                            ------     ------
     Deferred tax liabilities                               (6,750)    (7,280)
                                                            ------     ------
     Net deferred tax liabilities                        $  (2,305) $  (4,271)
                                                         =========  =========

     As of December 29, 2001, the Company had a liability for current taxes of approximately $1.7 million.

     The income tax provision consists of the following:

                                          January 1, December 30,  December 29,
                                             2000       2000           2001
                                                    (in thousands)
     Current income tax                   $     457   $     292    $   8,815
     Deferred income tax                      7,415       8,236        1,966
                                              -----       -----        -----
                                          $   7,872   $   8,528    $  10,781
                                          =========   =========    =========

     A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                           January 1,   December 30,  December 29,
                                                             2000          2000           2001
                                                                      (in thousands)
     Tax at statutory rate                                   $ 5,964      $ 6,551      $ 8,007

     State and local taxes - net of Federal benefit            1,165        1,234        2,010

     Permanent differences - amortization of excess cost
       over net assets acquired                                  743          743          764
                                                                 ---          ---          ---
                                                             $ 7,872      $ 8,528      $10,781
                                                             =======      =======      =======

14.  RELATED PARTY TRANSACTIONS

     A director of the Company is a director of a customer. During the three-year period ended December 29, 2001, the Company sold various products in the amounts of $50.9 million, $45.9 million and $47.1 million, respectively, to this customer.

     A director of the Company is a partner in a firm which provides legal services to the Company on an on-going basis. The Company paid approximately $128,000, $121,000 and $104,000, during each of the three years in the period ended December 29, 2001, respectively, to the law firm for legal services.

     The Company employs the services of a risk management and insurance brokerage firm which is controlled by a director of the Company. Included in the statement of operations are fees paid to the related party of $150,000, $150,000 and $200,000 for three years in the period ended
     December 29, 2001, respectively. The Company purchased insurance with premiums of $2.0 million from this insurance brokerage firm in fiscal 2001.

     The Company recorded income of $64,000, $65,000 and $0 for each of the three years in the period ended December 29, 2001, respectively, from an affiliated entity of the former President of the Company in connection with the sharing of office facilities and administrative expenses.

     In April 2000, the Company loaned two directors of the Company $185,000 each. The loans bear interest at 7.28% per annum and are due in April 2005. As of December 29, 2001, $132,087 was outstanding on each loan.

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

     During the year ended December 29, 2001, sales to two individual customers represented 24.9% and 14.0% of net sales, respectively, and sales to the same similar group of customers represented 14.7%.

                                     ******

                                                                     SCHEDULE II
DIGIORGIO CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
--------------------------------------------------------------------------------


    Column A                   Column B      Column C    Column D     Column E

                              Balance at     Charged to               Balance at
                              Beginning      Costs and                 End of
    Description               of Period      Expenses     Deductions   Period

Allowance for doubtful accounts for the period ended:

January 1, 2000                  4,277          700         (24(1)     4,729

December 30, 2000                4,729          700         (39(1)     5,038

December 29, 2002                5,038          500         (28(1)     5,256



(1) Accounts written off during the year, net of recoveries.