Form 10-Q
period 2002-03-30
DI GIORGIO CORP
filed 2002-05-03
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 30, 2002

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








     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of April 26, 2002, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
     December 29, 2001 and March 30, 2002 (Unaudited).......................  1

   Consolidated Condensed Income Statements,
     Thirteen Weeks Ended March 31, 2001
     and March 30, 2002 (Unaudited).........................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirteen Weeks Ended March 30, 2002 (Unaudited)........................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirteen Weeks Ended March 31, 2001 and
     March 30, 2002  (Unaudited)............................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  7


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................... 10

Signatures
     ........................................................................11

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                      December 29,    March 30,
                                                         2001           2002
                                                                    (Unaudited)
                  ASSETS
Current Assets:
  Cash                                                 $   1,807    $   8,080
  Accounts and notes receivable-net                      103,704      103,740
  Inventories                                             66,469       65,665
  Deferred taxes                                           2,888        2,888
  Prepaid expenses                                         3,802        2,597
                                                       ---------    ---------
  Total current assets                                   178,670      182,970
                                                       ---------    ---------

Property, Plant & Equipment
  Cost                                                    25,504       26,948
  Accumulated depreciation                               (15,548)     (16,171)
                                                       ---------    ---------
  Net                                                      9,956       10,777
                                                       ---------    ---------

Long-term notes receivable                                 7,464        7,601
Other assets                                              22,681       22,267
Deferred financing costs                                   3,272        3,109
Excess of costs over net assets acquired                  68,893       68,893
                                                       ---------    ---------
Total assets                                           $ 290,936    $ 295,617
                                                       =========    =========

        LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
  Accounts payable                                        75,928       73,234
  Accrued expenses                                        29,073       33,163
  Dividends payable                                            0        6,000
  Notes and leases payable within one year                    57           58
                                                       ---------    ---------
  Total current liabilities                              105,058      112,455
                                                       ---------    ---------

  Long-term debt                                         155,000      155,000
  Capital lease liability                                  2,001        1,987
  Other long-term liabilities                              7,875        7,881
  Stockholders' Equity:
  Common stock                                              --           --
  Additional paid-in-capital                               8,002        8,002
  Retained earnings                                       13,000       10,292
                                                       ---------    ---------
  Total stockholders' equity                              21,002       18,294
                                                       ---------    ---------
  Total liabilities & stockholders' equity             $ 290,936    $ 295,617
                                                       =========    =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (Unaudited)

                                                        Thirteen weeks ended
                                                        --------------------
                                                      March 31,     March 30,
                                                        2001          2002

Revenue:
  Net sales                                          $ 380,329      $ 387,376
  Other revenue                                          2,005          2,022
                                                     ---------      ---------
  Total revenue                                        382,334        389,398

Cost of products sold                                  345,804        350,863
                                                     ---------      ---------

Gross profit-exclusive of warehouse
  expense shown below                                   36,530         38,535

  Warehouse expense                                     13,760         14,352
  Transportation expense                                 7,115          6,961
  Selling, general and administrative                    7,567          7,802
  expense
  Amortization - excess of cost over net
  assets acquired                                          606              0
                                                     ---------      ---------
Operating income                                         7,482          9,420

  Interest expense                                       4,247          3,948
  Amortization - deferred financing costs                  163            163
  Other (income) - net                                    (758)          (467)
                                                     ---------      ---------

Income before income taxes                               3,830          5,776
Income tax expense                                       1,750          2,484
                                                     ---------      ---------

Net income                                           $   2,080      $   3,292
                                                     =========      =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                   Class A           Class B               (Accumulated
                 Common Stock     Common Stock  Additional  Deficit)/
                ---------------  --------------  Paid-in    Retained
                Shares   Amount  Shares  Amount  Capital    Earnings      Total

Balance at
December 30,
2001            78.1158   $ --   76.8690   $ --   $8,002     $13,000     $21,002


Net income          --     --        --     --          --    3,292       3,292

Dividend                                                     (6,000)     (6,000)
                                                            -------     -------

Balance at
March 30,
2002            78.1158   $ --   76.8690   $ --   $8,002    $10,292     $18,294
                =======   ====   =======   ====   =======   ========    =======



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                           Thirteen weeks ended
                                                           --------------------
                                                           March 31,  March 30,
                                                             2001       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 2,080    $ 3,292
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Depreciation and amortization of fixed assets                559        624
  Other amortization                                         1,300        678
  Provision for doubtful accounts                              300        125
  Non cash pension income                                     (174)       (26)
  Deferred taxes                                               716          0
Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts & notes receivable                               (6,582)      (161)
  Inventory                                                   (122)       804
  Prepaid expenses                                             402      1,205
  Long-term receivables                                     (2,402)      (137)
  Other assets                                                 (32)       (75)
Increase (decrease) in:
  Accounts payable                                          (2,500)    (2,694)
  Accrued expenses and other liabilities                     5,508      4,095
                                                           -------    -------
Net cash provided by (used in) operating activities           (947)     7,730
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment                      (570)    (1,444)
                                                           -------    -------
Net cash used in investing activities                         (570)    (1,444)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit               (3,913)         0
Proceeds from note participation sale                        4,585          0
Capital lease payments                                         (23)       (13)
                                                           -------    -------
Net cash provided by (used in) financing activities            649        (13)
                                                           -------    -------

Increase (decrease) in cash                                   (868)     6,273

Cash at beginning of period                                  1,744      1,807
                                                           -------    -------

Cash at end of period                                      $   876    $ 8,080
                                                           =======    =======

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
  Interest                                                 $   332    $    33
                                                           =======    =======
  Income taxes                                             $     8    $   949
                                                           =======    =======

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION


The consolidated condensed balance sheet as of March 30, 2002, the consolidated condensed statements of operations for the thirteen weeks ended March 31, 2001 and March 30, 2002, the consolidated condensed statements of cash flows for the thirteen weeks ended March 31, 2001 and March 30, 2002, and consolidated condensed statement of stockholders' equity for the thirteen weeks ended March 30, 2002, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 2001 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.


2.   NEW ACCOUNTING PRONOUNCEMENTS


Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                       Three Months Ended
                                                 March 30, 2002   March 31, 2001
                                                         (in millions)

  Reported net income                                $3,292           $2,080
  Goodwill amortization, net of tax                       0              606
                                                     ------           ------
  Adjusted net income                                $3,292           $2,686
                                                     ======           ======

The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. During the quarter ended March 30, 2002, we completed the transitional impairment test and did not record any impairments of goodwill.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective on December 30, 2001. The adoption of this Statement did not have an impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements


Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may incur; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; and changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; and inflation especially with respect to wages and energy costs.


Results of Operations

Thirteen weeks ended March 30, 2002 and March 31, 2001

Net sales for the thirteen weeks ended March 30, 2002 rose 1.9% to $387.4 million as compared to $380.3 million for the thirteen weeks ended March 31, 2001 as a result of a temporary supplemental supply situation that took place and ended in the first quarter of 2002. Without these sales, sales for the thirteen weeks ended March 30, 2002 would have risen slightly as compared to the prior period. Other revenue, relating to recurring customer related services remained flat at $2.0 million for the thirteen weeks ended March 30, 2002 as compared to the prior period.

Gross margin increased to 9.9% of net sales or $38.5 million for the thirteen weeks ended March 30, 2002, as compared to 9.6% of net sales or $36.5 million for the prior period, reflecting a change in mix of both customers and products sold. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin.

Warehouse expense increased as a percentage of net sales to 3.7% of net sales or $14.4 million for the thirteen weeks ended March 30, 2002, as compared to 3.6% of net sales or $13.8 million in the prior period, primarily because of higher fringe benefits including medical costs.

Transportation expense decreased to at 1.8% of net sales or $7.0 million for the thirteen weeks ended March 30, 2002 as compared to 1.9% of net sales or $7.1 million in the prior period due to greater efficiencies offsetting higher expenses.

Selling, general and administrative expense remained constant at 2.0% of net sales or $7.8 million for the thirteen weeks ended March 30, 2002 as compared to 2.0% of net sales or $7.6 million for the prior period.

Interest expense decreased to $3.9 million for the thirteen weeks ended March 30, 2002 from $4.2 million for the prior period due to limited borrowings under the Company's bank credit facility.

The Company recorded an income tax provision of $2.5 million, resulting in an effective income tax rate of 43% for the thirteen weeks ended March 30, 2002 as compared to a provision of $1.8 million and an effective rate of 46% in the prior period. The effective rate is lower because, in accordance with FASB 142, the Company no longer amortizes its goodwill.

The Company recorded net income for the thirteen weeks ended March 30, 2002 of $3.3 million as compared to net income of $2.1 million in the prior period.


Liquidity and Capital Resources

Cash flows from operations and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements during the next four fiscal quarters, as well as any investments the Company may make.


There were no borrowings under the Company's revolving bank credit facility (excluding $4.6 million of outstanding letters of credit) at March 30, 2002. The Company had additional borrowing capacity of $85.4 million available at that time under the Company's then current borrowing base availability certificate exclusive of $7.3 million of cash invested with the bank. The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate. The Company paid a $6 million dividend on April 1, 2002.


During the thirteen weeks ended March 30, 2002, cash flows provided by operating activities were approximately $7.7 million, consisting primarily of (i) cash generated from income before non-cash expenses of $4.6 million (ii) an increase in accrued expenses and other liabilities of $4.0 million, and (iii) a reduction of inventory of approximately $800,000 and (iv) a reduction of prepaid expenses of $1.2 million offset by (i) an increase in accounts and notes receivable (including the long-term portion) of approximately $298,000 and (ii) a decrease in accounts payable of $2.7 million.

Cash flows used in investing activities during the thirteen weeks ended March 30, 2002 were approximately $1.4 million, which were used exclusively for capital expenditures.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, increased 11% to $11.0 million during the thirteen weeks ended March 30, 2002 as compared to $9.9 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should this data be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased slightly to $157.0 million at March 30, 2002 as compared to $157.1 million at December 29, 2001 and stockholders' equity decreased to $18.3 million at March 30, 2002 as compared to $21.0 million at December 29, 2001 as a result of the $6 million dividend declared on March 28, 2002, and paid on April 1, 2002.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. The Company was in compliance with its covenants as of March 30, 2002 and after paying the dividend in April.

From time to time when the Company considered market conditions attractive, the Company has, and may in future, purchase on the open market and retire a portion of its public debt.

The Company is continuing to evaluate the two transactions not in its primary market as mentioned in the Form 10-K for the period ended December 29, 2001. The timing for the completion of either of those deals, if ever, is unclear.

II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K. None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                            DI GIORGIO CORPORATION


                                      By:   /s/ Richard B. Neff
                                            -----------------------------------
                                            Richard B. Neff
                                            Co-Chairman and Chief
                                            Executive Officer

                                      By:   /s/ Stephen R. Bokser
                                            -----------------------------------
                                            Stephen R. Bokser
                                            Co-Chairman, President, and Chief
                                            Operating Officer

                                      By:   /s/ Lawrence S. Grossman
                                            -----------------------------------
                                            Lawrence S. Grossman
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


Date:    April 29, 2002