Form 10-Q
period 2002-06-29
DI GIORGIO CORP
filed 2002-08-08
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 29, 2002

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









     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of August 5, 2002, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
     December 29, 2001 and June 29, 2002 (Unaudited)........................  1

   Consolidated Condensed Income Statements,
     Twenty-Six Weeks Ended June 30, 2001
     and June 29, 2002 (Unaudited)..........................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Twenty-Six Weeks Ended June 29, 2002 (Unaudited).......................  3

   Consolidated Condensed Statements of Cash Flows,
     Twenty-Six Weeks Ended June 30, 2001 and
     June 29, 2002  (Unaudited).............................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  6


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................  11

Signatures .................................................................  12

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                      December 29,     June 29,
                                                          2001           2002
                                                                     (Unaudited)

                            ASSETS
Current Assets:
Cash                                                    $   1,807     $   3,801
Accounts and notes receivable-net                         103,704       106,815
Inventories                                                66,469        64,304
Deferred taxes                                              2,888         2,864
Prepaid expenses                                            3,802         7,838
                                                        ---------     ---------
Total current assets                                      178,670       185,622
                                                        ---------     ---------

Property, Plant & Equipment
Cost                                                       25,504        27,963
Accumulated depreciation                                  (15,548)      (16,700)
                                                        ---------     ---------
Net                                                         9,956        11,263
                                                        ---------     ---------

Long-term notes receivable                                  7,464         7,300
Other assets                                               22,681        22,037
Deferred financing costs                                    3,272         2,946
Excess of costs over net assets acquired                   68,893        68,893
                                                        ---------     ---------
Total assets                                            $ 290,936     $ 298,061
                                                        =========     =========

              LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                           75,928        81,035
Accrued expenses                                           29,073        29,893
Notes and leases payable within one year                       57            59
                                                        ---------     ---------
Total current liabilities                                 105,058       110,987
                                                        ---------     ---------

Long-term debt                                            155,000       155,000
Capital lease liability                                     2,001         1,972
Other long-term liabilities                                 7,875         8,041
Stockholders' Equity:
Common stock                                                 --            --
Additional paid-in-capital                                  8,002         8,002
Retained earnings                                          13,000        14,059
                                                        ---------     ---------
Total stockholders' equity                                 21,002        22,061
                                                        ---------     ---------
Total liabilities & stockholders' equity                $ 290,936     $ 298,061
                                                        =========     =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (Unaudited)

                                           Thirteen weeks ended     Twenty-six weeks ended
                                           --------------------     ----------------------
                                          June 30,      June 29,    June 30,      June 29,
                                            2001          2002        2001          2002
Revenue:
Net sales                                 $ 375,540    $ 387,956    $ 755,869    $ 775,332
Other revenue                                 1,919        1,962        3,924        3,984
                                          ---------    ---------    ---------    ---------
Total revenue                               377,459      389,918      759,793      779,316

Cost of products sold                       338,889      350,024      684,693      700,887
                                          ---------    ---------    ---------    ---------

Gross profit-exclusive of warehouse          38,570       39,894       75,100       78,429
expense shown below

Warehouse expense                            13,039       14,540       26,799       28,892
Transportation expense                        7,563        7,400       14,678       14,361
Selling, general and administrative           7,621        8,039       15,188       15,841
expense
Amortization - excess of cost over net          607            0        1,213            0
assets acquired                           ---------    ---------    ---------    ---------


Operating income                              9,740        9,915       17,222       19,335

Interest expense                              4,101        3,919        8,348        7,867
Amortization - deferred financing costs         162          162          325          325
Other (income) - net                         (1,304)        (774)      (2,062)      (1,241)
                                          ---------    ---------    ---------    ---------

Income before income taxes                    6,781        6,608       10,611       12,384
Income tax expense                            2,931        2,841        4,681        5,325
                                          ---------    ---------    ---------    ---------

Net income                                $   3,850    $   3,767    $   5,930    $   7,059
                                          =========    =========    =========    =========



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                    Class A          Class B              (Accumulated
                  Common Stock     Common Stock  Additional Deficit)/
                 --------------   --------------- Paid-in   Retained
                 Shares  Amount   Shares   Amount Capital   Earnings    Total

Balance at
December 30,
2001             78.1158   $ --   76.8690   $ --   $8,002   $13,000   $21,002


Net income            --     --        --     --       --     7,059     7,059

Dividend                                                     (6,000)   (6,000)
                                                             -------   -------

Balance at
June 29,
2002             78.1158   $ --   76.8690   $ --   $8,002   $14,059   $22,061
                 =======   ====   =======   ====   ======   =======   =======



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                        Twenty-six weeks ended
                                                        ----------------------
                                                        June 30,      June 29,
                                                          2001         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 5,930      $ 7,059
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
Depreciation and amortization of fixed assets             1,147        1,153
Other amortization                                        2,602        1,352
Provision for doubtful accounts                             300          250
Non cash pension income                                    (348)         (79)
Deferred taxes                                            3,973          168
Changes in assets and liabilities:
(Increase) decrease in:
Accounts & notes receivable                              (4,786)      (4,777)
Inventory                                                   936        2,165
Prepaid expenses                                         (4,231)      (4,036)
Long-term receivables                                    (5,258)        (298)
Other assets                                                (86)        (210)
Increase (decrease) in:
Accounts payable                                         (2,694)       5,107
Accrued expenses and other liabilities                    1,482          748
                                                        -------      -------
Net cash provided by (used in) operating activities      (1,033)       8,602
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment                 (1,102)      (2,459)
                                                        -------      -------
Net cash used in investing activities                    (1,102)      (2,459)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit            (7,780)           0
Dividends paid                                                0       (6,000)
Proceeds from note participation sale                     8,510        1,878
Capital lease payments                                      (36)         (27)
                                                        -------      -------
Net cash provided by (used in) financing activities         694       (4,149)
                                                        -------      -------

Increase (decrease) in cash                              (1,441)       1,994

Cash at beginning of period                               1,744        1,807
                                                        -------      -------

Cash at end of period                                   $   303      $ 3,801
                                                        =======      =======

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                $ 8,307      $ 7,829
                                                        =======      =======
Income taxes                                            $ 2,100      $ 5,392
                                                        =======      =======

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION


The consolidated condensed balance sheet as of June 29, 2002, the consolidated condensed income statements for the twenty-six weeks and thirteen weeks ended June 30, 2001 and June 29, 2002, the consolidated condensed statement of stockholders' equity for the twenty-six weeks ended June 29, 2002, and the consolidated condensed statements of cash flows for the twenty-six weeks ended June 30, 2001 and June 29, 2002, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 29, 2001, as well as Form 10-Q for the quarter ended March 30, 2002 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

                                                   Twenty-six weeks Ended
                                                   ----------------------
                                               June 29, 2002   June 30, 2001
                                                       (in thousands)

Reported net income                               $7,059           $5,930
Goodwill amortization, net of tax                      0            1,165
                                                  ------           ------
Adjusted net income                               $7,059           $7,095
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


In April 2002, the Financial  Accounting  Standards  Board ("FASB")  issued SFAS
No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may incur; dependence on key personnel; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; and inflation, especially with respect to wages and energy costs.



Results of Operations

Thirteen weeks ended June 29, 2002 and June 30, 2001

Net sales for the thirteen weeks ended June 29, 2002 rose 3.3% to $388.0 million as compared to $375.5 million for the thirteen weeks ended June 30, 2001, primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, increased slightly to $2.0 million for the thirteen weeks ended June 29, 2002 as compared to $1.9 million in the prior period.

Gross margin remained at 10.3% of net sales or $39.9 million for the thirteen weeks ended June 29, 2002, as compared to 10.3% of net sales or $38.6 million for the prior period. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain whether the gross margin improvement experienced in the current quarter as compared to the 9.9% of net sales realized in the first quarter of 2002 will continue.

Warehouse expense increased as a percentage of net sales to 3.7% of net sales or $14.5 million for the thirteen weeks ended June 29, 2002, as compared to 3.5% of net sales or $13.0 million in the prior period, primarily as a result of higher health and welfare costs.

Transportation expense decreased to 1.9% of net sales or $7.4 million for the thirteen weeks ended June 29, 2002 as compared to 2.0% of net sales or $7.6 million in the prior period, primarily as a result of increased insurance claims in the prior period.

Selling, general and administrative expense increased to 2.1% of net sales or $8.0 million for the thirteen weeks ended June 29, 2002 as compared to 2.0% of net sales or $7.6 million in the prior period primarily as a result primarily as a result of higher nonunion employee health and welfare costs.

Other income decreased to $774,000 in the thirteen weeks ended June 29, 2002 as compared to $1.3 million for the prior period primarily due to a $520,000 settlement of a business interruption insurance claim in the prior period resulting from an incident in January 2001.

Interest expense decreased to $3.9 million for the thirteen weeks ended June 29, 2002 from $4.1 million for the prior period as a result of less borrowed money outstanding during 2002.

The Company recorded an income tax provision of $2.8 million, resulting in an effective income tax rate of 43% for the thirteen weeks ended June 29, 2002 as compared to a provision of $2.9 million and an effective rate of 43% in the prior period.

The Company recorded net income for the thirteen weeks ended June 29, 2002 of $3.8 million as compared to a net income of $3.9 million in the prior period.


Twenty-six weeks ended June 29, 2002 and June 30, 2001

Net sales for the twenty-six weeks ended June 29, 2002 rose 2.6% to $775.3 million as compared to $755.9 million for the twenty-six weeks ended June 30, 2001 primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, increased slightly to $4.0 million for the twenty-six weeks ended June 29, 2002 as compared to $3.9 million in the prior period.

Gross margin increased to 10.1% of net sales or $78.4 million for the twenty-six weeks ended June 29, 2002, as compared to 9.9% of net sales or $75.1 million for the prior period, reflecting a change in mix of both customers and products sold, as well as an increase in special pricing opportunities that the Company was able to take advantage of. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue.

Warehouse expense increased as a percentage of net sales to 3.7% of net sales or $28.9 million for the twenty-six weeks ended June 29, 2002, as compared to 3.5% of net sales or $26.8 million in the prior period primarily as a result of higher health and welfare costs.

Transportation expense remained constant at 1.9% of net sales or $14.4 million for the twenty-six weeks ended June 29, 2002 as compared to 1.9% of net sales or $14.7 million in the prior period.

Selling, general and administrative expense remained constant at 2.0% of net sales or $15.8 million for the twenty-six weeks ended June 29, 2002 as compared to 2.0% of net sales or $15.2 million for the prior period.

Other income decreased to $1.2 million in the twenty-six weeks ended June 29, 2002 as compared to $2.1 million for the prior period, primarily due to a $520,000 settlement of a business interruption insurance claim in the prior period resulting from an incident in January 2001.

Interest expense decreased to $7.9 million for the twenty-six weeks ended June 29, 2002 from $8.3 million for the prior period as a result of less borrowed money outstanding during 2002.

The Company recorded an income tax provision of $5.3 million, resulting in an effective income tax rate of 43% for the twenty-six weeks ended June 29, 2002 as compared to a provision of $4.7 million and an effective rate of 44% in the prior period.

The Company recorded net income for the twenty-six weeks ended June 29, 2002 of $7.1 million as compared to a net income of $5.9 million in the prior period.


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

There were no borrowings under the Company's revolving bank credit facility (excluding $4.7 million of outstanding letters of credit) at June 29, 2002. The Company had additional borrowing capacity of $85.3 million available at that time under the Company's then current borrowing base availability certificate exclusive of $3.0 million of cash invested with the bank. The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate. The Company paid a $6 million dividend on April 1, 2002.

During the twenty-six weeks ended June 29, 2002, cash flows provided by operating activities were approximately $8.6 million, consisting primarily of
(i) cash generated from income before non-cash expenses of $9.9 million, (ii) an increase in accounts payable, accrued expenses, and other liabilities of $5.9 million, and (iii) a reduction of inventory of $2.2 million offset by (i) an increase in accounts and notes receivable (including the long-term portion) of $5.1 million, and (ii) an increase in prepaid expenses of $4.0 million.

Cash flows used in investing activities during the twenty-six weeks ended June 29, 2002 were approximately $2.5 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $4.1 million consisted of $1.9 million from the proceeds of note sales discussed below, offset by dividends paid in the amount of $6.0 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $22.8 million during the twenty-six weeks ended June 29, 2002 as compared to $22.7 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased slightly to $157.0 million at June 29, 2002 as compared to $157.1 million at December 29, 2001 and stockholders' equity increased to $22.1 million at June 29, 2002 as compared to $21.0 million at December 29, 2001.

In fiscal June 2002, the Company sold non-recourse, senior participations in selected customer notes to a bank at par. Proceeds from the sales were $1.9 million. Proceeds were either invested overnight or used to repay the bank credit facility. The primary reason for these sales was to enhance the Company's ability to lend money to customers within the confines of its loan agreements. The Company may sell additional participations from time to time.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of June 29, 2002, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has, and may in the future, purchase its notes on the open market and retire a portion of its public debt.

Kings Super Markets, Inc. ("Kings"), a customer of the Company, is supplied pursuant to a September 1977 Agreement, as amended. On July 23, 2002 Marks & Spencer PLC, parent of Kings, announced that it had entered into an agreement to sell Kings to D'Agostino Supermarkets which is currently supplied by another wholesaler. A closing date for that transaction has not been announced, however, under the terms of its Agreement with Kings, the Company has certain rights with respect to continuance of supply. The Company's net sales to Kings were $40.2 million for the twenty-six weeks ended June 29, 2002 and $42.3 million for the twenty-six weeks ended June 30, 2001, and were $82.9 million for the fifty-two weeks ended December 29, 2001.

 II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


          (a) 99.1 - Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. Filed herewith.

               99.2 - Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. Filed herewith.

               99.3 - Certification of Chief Executive Officer and Chief Financial Officer of Di Giorgio Corporation Pursuant to 18 U. S.C. Section 1350


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


Date:    August 7, 2002