Form 10-Q
period 2002-09-28
DI GIORGIO CORP
filed 2002-11-05
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 28, 2002

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


     As of October 30, 2002, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Condensed Balance Sheets,
     December 29, 2001 and September 28, 2002 (Unaudited)...................  1

   Consolidated Condensed Income Statements,
     Thirty-Nine Weeks Ended September 29, 2001
     and September 28, 2002 (Unaudited).....................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirty-Nine Weeks Ended September 28, 2002 (Unaudited).................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirty-Nine Weeks Ended September 29, 2001 and
     September 28, 2002  (Unaudited)........................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  8


PART II.          OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................... 13

Signatures.................................................................. 14

Certification of Chief Executive Officer.................................... 15

Certification of Chief Financial Officer.................................... 16

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                      December 29, September 28,
                                                          2001          2002
                                                                     (Unaudited)

                              ASSETS
Current Assets:
Cash                                                  $   1,807     $  13,838
Accounts and notes receivable-net                       103,704       106,102
Inventories                                              66,469        64,052
Deferred taxes                                            2,888         3,178
Prepaid expenses                                          3,802         6,383
                                                          -----         -----
Total current assets                                    178,670       193,553
                                                        -------       -------

Property, Plant & Equipment
Cost                                                     25,504        28,049
Accumulated depreciation                                (15,548)      (17,257)
                                                        -------       -------
Net                                                       9,956        10,792
                                                          -----        ------

Long-term notes receivable                                7,464         8,478
Other assets                                             22,681        21,713
Deferred financing costs                                  3,272         2,784
Excess of costs over net assets acquired                 68,893        68,893
                                                         ------        ------
Total assets                                          $ 290,936     $ 306,213
                                                      =========     =========

                LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  75,928     $  81,644
Accrued expenses                                         29,073        34,618
Notes and leases payable within one year                     57            60
                                                             --            --
Total current liabilities                               105,058       116,322
                                                        -------       -------

Long-term debt                                          155,000       155,000
Capital lease liability                                   2,001         1,956
Other long-term liabilities                               7,875         7,936
Stockholders' Equity:
Common stock                                               --            --
Additional paid-in-capital                                8,002         8,002
Retained earnings                                        13,000        16,997
                                                         ------        ------
Total stockholders' equity                               21,002        24,999
                                                         ------        ------
Total liabilities & stockholders' equity              $ 290,936     $ 306,213
                                                      =========     =========


            See Notes to Consolidated Condensed Financial Statements



                                       -1

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)


                                          Thirteen weeks ended      Thirty-nine weeks ended
                                          Sept. 29,   Sept. 28,     Sept. 29      Sept. 28
                                            2001        2002         2001          2002
Revenue:
Net sales                                $ 372,985   $ 370,671   $ 1,128,854   $ 1,146,003
Other revenue                                1,977       1,766         5,901         5,750
                                             -----       -----         -----         -----
Total revenue                              374,962     372,437     1,134,755     1,151,753

Cost of products sold                      337,846     334,889     1,022,539     1,035,776
                                           -------     -------     ---------     ---------

Gross profit-exclusive of warehouse
expense shown below                         37,116      37,548       112,216       115,977


Warehouse expense                           13,462      14,599        40,261        43,491
Transportation expense                       7,437       7,378        22,115        21,739
Selling, general and administrative
expense                                      7,497       7,076        22,685        22,917
Amortization - excess of cost over net
assets acquired                                606           0         1,819             0
                                               ---           -         -----             -

Operating income                             8,114       8,495        25,336        27,830

Interest expense                             3,698       3,866        12,046        11,733
Amortization - deferred financing costs        163         163           488           488
Other (income) - net                          (781)       (595)       (2,843)       (1,836)
                                              ----        ----        ------        ------

Income before income taxes                   5,034       5,061        15,645        17,445
Income tax expense                           2,232       2,122         6,913         7,448
                                             -----       -----         -----         -----
Net income                               $   2,802   $   2,939   $     8,732   $     9,997
                                         =========   =========   ===========   ===========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                     Class A          Class B
                   Common Stock     Common Stock   Additional
                  ---------------  --------------   Paid-In  Retained
                  Shares   Amount  Shares  Amount   Capital   Earnings   Total

Balance at
December 30,
2001              78.1158   $ --   76.8690   $ --    $8,002   $13,000   $21,002


Net income             --     --        --     --        --     9,997     9,997

Dividend                                                       (6,000)   (6,000)
                  -------    ---   -------    ---     -----    ------    ------
Balance at
September 28,
2002              78.1158   $ --   76.8690   $ --    $8,002   $16,997   $24,999
                  =======    ===   =======    ===    ======   =======   =======



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                      Thirty-nine weeks ended
                                                    September 29,  September 28,
                                                          2001          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   8,732     $   9,997
Adjustments to reconcile net income to net cash
 provided by operating activities
Depreciation and amortization of fixed assets             1,736         1,710
Other amortization                                        3,895         1,986
Provision for doubtful accounts                             450           375
Non cash pension income                                    (364)         (133)
Deferred taxes                                            3,973          (186)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts & notes receivable                             (19,957)       (4,189)
Inventory                                                 1,322         2,417
Prepaid expenses                                         (1,952)       (2,581)
Long-term receivables                                     5,360        (1,476)
Other assets                                             (1,500)         (270)
Increase in:
Accounts payable                                         10,641         5,716
Accrued expenses and other liabilities                    9,619         5,374
                                                          -----         -----
Net cash provided by operating activities                21,955        18,740
                                                         ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment                 (1,391)       (2,545)
                                                         ------        ------
Net cash used in investing activities                    (1,391)       (2,545)
                                                         ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit           (10,410)            0
Dividends paid                                                0        (6,000)
Proceeds from note participation sale                     9,827         1,878
Capital lease payments                                      (50)          (42)
                                                            ---           ---
Net cash used in financing activities                      (633)       (4,164)
                                                           ----        ------
Increase in cash                                         19,931        12,031

Cash at beginning of period                               1,744         1,807
                                                          -----         -----
Cash at end of period                                 $  21,675     $  13,838
                                                      =========     =========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                              $   8,207     $   7,863
                                                      =========     =========
Income taxes                                          $   2,100     $   8,737
                                                      =========     =========

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of September 28, 2002, the consolidated condensed income statements for the thirty-nine weeks and thirteen weeks ended September 29, 2001 and September 28, 2002, the consolidated condensed statement of stockholders' equity for the thirty-nine weeks ended September 28, 2002, and the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 29, 2001 and September 28, 2002, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 29, 2001, as well as Form 10-Q for the quarters ended March 30, 2002 and June 29, 2002, as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

                                                    Thirty-nine Weeks Ended
                                                    -----------------------
                                                 Sept.     28, 2002 Sept. 29,
                                                           2001 (in thousands)

Reported net income                                   $9,997         $ 8,732
Goodwill amortization, net of tax                          0           1,747
                                                      ------         -------
Adjusted net income                                   $9,997         $10,479
                                                      ======         =======


The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. During the quarter ended March 30, 2002, we completed the transitional impairment test and did not record any impairments of goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that asset retirement costs be capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are required to be adopted effective with the beginning of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 but retains many of its fundamental provisions. Additionally, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective with the beginning of fiscal 2002 and it did not have an impact on the Company's financial position or results of operations.


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



Results of Operations

Thirteen weeks ended September 28, 2002 and September 29, 2001

Net sales for the thirteen weeks ended September 28, 2002 remained essentially flat at $370.7 million as compared to $373.0 million for the thirteen weeks ended September 29, 2001. Other revenue, consisting of recurring customer related services, decreased slightly to $1.8 million for the thirteen weeks ended September 28, 2002 as compared to $2.0 million in the prior period.

Gross margin increased to 10.1% of net sales or $37.5 million for the thirteen weeks ended September 28, 2002, as compared to 10.0% of net sales or $37.1 million for the prior period reflecting a change in mix of both customers and products sold, as well as an increase in special pricing opportunities that the Company was able to take advantage of. The Company has, and will continue to, take steps intended to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue.

Warehouse expense increased as a percentage of net sales to 3.9% of net sales or $14.6 million for the thirteen weeks ended September 28, 2002, as compared to 3.6% of net sales or $13.5 million in the prior period, primarily as a result of one time costs associated with the signing by the Company of a 5 year contract with its grocery warehouse union employees, higher insurance expenses, and higher health and welfare costs, offset to some degree by better productivity.

Transportation expense remained flat at 2.0% of net sales or $7.4 million for the thirteen weeks ended September 28, 2002 as compared to 2.0% of net sales or $7.4 million in the prior period. Selling, general and administrative expense decreased to 1.9% of net sales or $7.1 million for the thirteen weeks ended September 28, 2002 as compared to 2.0% of net sales or $7.5 million in the prior period.

Other income decreased to $595,000 in the thirteen weeks ended September 28, 2002 as compared to $781,000 for the prior period primarily due to less interest income.

Interest expense increased to $3.9 million for the thirteen weeks ended September 28, 2002 from $3.7 million for the prior period.

The Company recorded an income tax provision of $2.1 million, resulting in an effective income tax rate of 42% for the thirteen weeks ended September 28, 2002 as compared to a provision of $2.2 million and an effective rate of 44% in the prior period.

The Company recorded net income for the thirteen weeks ended September 28, 2002 of $2.9 million as compared to a net income of $2.8 million in the prior period.


Thirty-nine weeks ended September 28, 2002 and September 29, 2001

Net sales for the thirty-nine weeks ended September 28, 2002 rose 1.5% to $1,146 million as compared to $1,129 million for the thirty-nine weeks ended September 29, 2001 primarily due to higher sales to existing customers. Other revenue, consisting of recurring customer related services, decreased slightly to $5.8 million for the thirty-nine weeks ended September 28, 2002 as compared to $5.9 million in the prior period.

Gross margin increased to 10.1% of net sales or $116.0 million for the thirty-nine weeks ended September 28, 2002, as compared to 9.9% of net sales or $112.2 million for the prior period, reflecting a change in mix of both customers and products sold, as well as an increase in special pricing opportunities that the Company was able to take advantage of. The Company has, and will continue to, take steps to maintain and improve its margins; however, factors such as the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue.

Warehouse expense increased as a percentage of net sales to 3.8% of net sales or $43.5 million for the thirty-nine weeks ended September 28, 2002, as compared to 3.6% of net sales or $40.3 million in the prior period primarily as a result of one time costs associated with the signing by the Company of a 5 year contract with its grocery warehouse union employees, higher insurance expenses, and higher health and welfare costs, offset to some degree by better productivity.

Transportation expense decreased to 1.9% of net sales or $21.7 million for the thirty-nine weeks ended September 28, 2002 as compared to 2.0% of net sales or $22.1 million in the prior period.

Selling, general and administrative expense remained constant at 2.0% of net sales or $22.9 million for the thirty-nine weeks ended September 28, 2002 as compared to 2.0% of net sales or $22.7 million for the prior period.

Other income decreased to $1.8 million in the thirty-nine weeks ended September 28, 2002 as compared to $2.8 million for the prior period, primarily due to a $520,000 settlement of a business interruption insurance claim in the prior period resulting from an incident in January 2001.

Interest expense decreased to $11.7 million for the thirty-nine weeks ended September 28, 2002 from $12.0 million for the prior period as a result of less borrowed money outstanding during 2002.

The Company recorded an income tax provision of $7.4 million, resulting in an effective income tax rate of 43% for the thirty-nine weeks ended September 28, 2002 as compared to a provision of $6.9 million and an effective rate of 44% in the prior period.

The Company recorded net income for the thirty-nine weeks ended September 28, 2002 of $10.0 million as compared to a net income of $8.7 million in the prior period.


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

There were no borrowings under the Company's revolving bank credit facility (excluding $4.7 million of outstanding letters of credit) at September 28, 2002. The Company had additional borrowing capacity of $85.3 million available at that time under the Company's then current borrowing base availability certificate exclusive of $13.1 million of cash invested with the bank. The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate. The Company paid a $6 million dividend on April 1, 2002.

During the thirty-nine weeks ended September 28, 2002, cash flows provided by operating activities were approximately $18.7 million, consisting primarily of
(i) cash generated from income before non-cash expenses of $13.7 million, (ii) an increase in accounts payable, accrued expenses, and other liabilities of $11.1 million, and (iii) a reduction of inventory of $2.4 million offset by (i) an increase in accounts and notes receivable (including the long-term portion) of $5.7 million, and (ii) an increase in prepaid expenses of $2.6 million.

Cash flows used in investing activities during the thirty-nine weeks ended September 28, 2002 were approximately $2.5 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $4.2 million consisted primarily of $1.9 million from the proceeds of note sales discussed below, offset by dividends paid in the amount of $6.0 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $32.9 million during the thirty-nine weeks ended September 28, 2002 as compared to $33.3 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

The consolidated indebtedness of the Company decreased slightly to $157.0 million at September 28, 2002 as compared to $157.1 million at December 29, 2001 and stockholders' equity increased to $25.0 million at September 28, 2002 as compared to $21.0 million at December 29, 2001.

In June 2002, the Company sold non-recourse, senior participations in selected customer notes to a bank at par. Proceeds from the sales were $1.9 million and were invested. The primary reason for these sales was to enhance the Company's ability to lend money to customers within the confines of its loan agreements. The Company may sell additional participations from time to time.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of September 28, 2002, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has, and may in the future, purchase its notes on the open market and retire a portion of its public debt.

Kings Super Markets, Inc. ("Kings"), a customer of the Company, is supplied pursuant to a September 1977 Agreement, as amended. On July 23, 2002 Marks & Spencer PLC, parent of Kings, announced that it had entered into an agreement to sell Kings to D'Agostino Supermarkets which is currently supplied by another wholesaler. A closing date for that transaction has not been announced, however, under the terms of its Agreement with Kings, the Company has certain rights with respect to continuance of supply. The Company's net sales to Kings were $58.3 million for the thirty-nine weeks ended September 28, 2002 and $61.2 million for the thirty-nine weeks ended September 29, 2001, and were $82.9 million for the fifty-two weeks ended December 29, 2001.

In September 2002, the Company reached agreement for and implemented a 5 year contract with its grocery warehouse union employees ending in October 2007.

On November 5, 2002, DG Foods Income Fund (the "Fund") filed a preliminary prospectus in Canada in connection with a proposed initial public offering of units (the "Offering"). The Fund is an unincorporated open-end limited purpose trust promoted by Di Giorgio Corporation ("Company"). A portion of the proceeds of the Offering will be used to purchase 98.536% of the equity of the Company (the "Acquisition"). The current management team will stay in place at the Company and no operational changes are planned. In addition, it is anticipated that in connection with the Closing of the Offering and the Acquisition, the Company will use a portion of the proceeds and other funds to call its outstanding US$155 million principal amount 10% Senior Notes for redemption. Although there can be no assurance that the Offering, the Acquisition and related transactions will close, it is currently expected that the closing of these transactions will take place by December 31, 2002.

 II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           DI GIORGIO CORPORATION


                                       By:   /s/ Richard B. Neff
                                           -------------------------------
                                           Richard B. Neff
                                           Co-Chairman and Chief
                                           Executive Officer

                                       By:   /s/ Stephen R. Bokser
                                           -------------------------------
                                           Stephen R. Bokser
                                           Co-Chairman, President, and Chief
                                           Operating Officer

                                       By:   /s/ Lawrence S. Grossman
                                           -------------------------------
                                           Lawrence S. Grossman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


Date:  November 5, 2002

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER, RICHARD B. NEFF

I, Richard B. Neff, Chief Executive Officer, Di Giorgio Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Di Giorgio
     Corporation.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 DI GIORGIO CORPORATION
                                                 (Registrant)

Date:    November 5, 2002                        /s/ Richard B. Neff
                                                 ------------------------------
                                                 Richard B. Neff
                                                 Chief Executive Officer

         CERTIFICATION OF CHIEF FINANCIAL OFFICER, LAWRENCE S. GROSSMAN

I, Lawrence S. Grossman, Chief Financial Officer, Di Giorgio Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Di Giorgio
     Corporation.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 DI GIORGIO CORPORATION
                                                 (Registrant)

Date:    November 5, 2002                        /s/ Lawrence S. Grossman
                                                 -------------------------------
                                                 Lawrence S. Grossman
                                                 Chief Financial Officer