Form 10-K
period 2002-12-28
DI GIORGIO CORP
filed 2003-03-14
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002

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


 Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                        On Which Registered
        -------------------                        --------------------
                NONE                                        NONE

 Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 2003, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by affiliates of the registrant.

                                     PART I

ITEM 1. BUSINESS.

Overview

Di Giorgio Corporation (the "Company," "we" or "us") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the larger retail food markets in the United States. We serve supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area.

In November 2002, we caused a preliminary prospectus for DG Foods Income Fund to be filed in Canada (the "Canadian Deal") in connection with a proposed initial public offering of units in the fund. On December 16, 2002 we announced a delay in the offering until more favorable market conditions existed. We recorded $3.2 million in transaction related expenses in 2002 of which $2.7 million related to the Canadian Deal. There can be no assurances that the Canadian Deal will be completed. If the Canadian Deal is consummated, a portion of the proceeds of the sale of units in the fund will be used to purchase 98.3536% of our equity and a portion of the proceeds and other funds will be used to call our outstanding 10% senior notes due 2007 ("Senior Notes") for redemption.

During 2002 we recorded revenue of $1,559.5 million, net income of $13.2 million and EBITDA (as more fully described in the Management Discussion & Analysis section) of $43.2 million as compared to revenue of $1,538.8 million, net income of $12.1 million and EBITDA of $46.3 million in the prior year.


Products and Customer Support Services

General Products: We sell three primary product categories: grocery, frozen and refrigerated products. Across these three product categories, we supply over 18,000 food and non-food items, comprised predominantly of brand name items. In addition to our large selection of brand name products, we market our well-recognized White Rose label consistently across all three categories of products, as well as, private label products for certain of our customers. While some customers purchase items from all three product categories, others purchase items from only one or two product categories.

Products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are adjusted continuously based on vendor pricing.

Customer Support Services: We offer a broad spectrum of retail support services, including advertising, promotional and merchandising assistance, retail operations counseling, computerized ordering services, technology support, an insurance program, coupon redemption services and store layout and equipment planning. Under our insurance program, we assist customers in obtaining liability, crime, and property insurance. Our technology division distributes and supports supermarket scanning and cash register equipment which is compatible with our information systems. We also offer our customers store engineering, sanitation and inspection services. We have a staff of retail counselors who visit stores on a regular basis to advise store management regarding their operations. Our larger independent and chain customers generally provide their own retail support. Most of our customers utilize our computerized order entry system, which allows them to place and confirm orders 24 hours a day, 7 days a week.

We periodically extend financial assistance in the form of loans to independent retailers by providing (i) financing for the purchase of new locations, (ii) financing for the purchase of inventories, store fixtures, equipment, and leasehold improvements, (iii) extended payment terms for initial inventories, and/or (iv) financing for working capital requirements. The primary purpose of those loans is to provide a means of continued growth for us by developing new customer store locations and enlarging and remodeling existing stores of our customers. Generally, customers receiving loans purchase the majority of their grocery, frozen and refrigerated product inventory from us. Loans are usually secured, interest-bearing obligations that are generally repayable over a period of one to three years. As of December 28, 2002, our customer loan portfolio had an aggregate balance of approximately $20.2 million. The portfolio consisted of 57 loans ranging in size up to approximately $6.0 million. In connection with extending loans, we evaluate our relationship with and the creditworthiness of the customer and seek to obtain adequate security. During the last three years, we sold participations in some of these loans to commercial banks. In addition, we periodically provide other financial assistance to our customers.

Markets and Customers

Our principal markets are all five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area. We also have customers in upstate New York, Puerto Rico, Pennsylvania, Delaware, Connecticut, Massachusetts and Rhode Island and we are evaluating further expansion into these and other markets.

Our customers consist of three types of grocery retailers: independent retailers (including members of voluntary cooperatives), chains and convenience stores, both of which generally do not maintain their own internal distribution operations for one or more of our product categories. Our customers which are independent food retailers and/or members of voluntary cooperatives seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. The characteristics of New York City, our principal market, result in unique retail food market dynamics and distribution challenges. These characteristics include: high population density, ethnic diversity, premium rent costs, relatively small customer locations, limited available retail floor space and heavy traffic volumes. Consequently, in this market relative to others, there is a disproportionately large number of independent retailers and small chains, each serving the special needs of their local communities; the "supercenter" or large supermarket store format is less practical; and internal or captive distribution arrangements are much less viable. These factors constitute barriers to entry making it difficult for new entrants to penetrate our principal geographic market territory in a cost-effective manner.

The following are trade names used by some of our customers:

Superfresh, Waldbaums, Food Emporium, Food Basics and A & P (each of which are divisions of The Great Atlantic & Pacific Tea Co., Inc. ("A&P")), Gristedes and

Sloans Supermarkets, King Kullen, Kings Super Markets, Quick Chek, C-Town, Bravo, Scaturros, Grande (in Puerto Rico) and Western Beef, as well as the Associated Food Stores ("Associated"), Met(R), Pioneer(R), Super Food and Foodtown cooperatives.

We own the Met(R) and Pioneer(R) trade names, and license them to customers who operate independently-owned stores. This voluntary cooperative format allows customers to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by us. As part of the cooperative arrangement, these customers are obligated to purchase a substantial portion of their grocery, frozen and refrigerated product inventory requirements from us, thereby enhancing the stability of this portion of our customer base. These customers represented approximately 16.5% of our net sales for the fiscal year ended December 28, 2002, and 14.5% of our net sales for the fiscal year ended December 29, 2001.

We have significant expertise and experience in serving the ethnic markets in the areas in which we operate. This knowledge is of value to many manufacturers and other suppliers. We have developed programs involving customer support personnel and retail counselors that allow significant penetration to targeted ethnic groups.

During the fiscal year ended December 28, 2002, our largest customers, A&P and Associated, accounted for approximately 25.0% and 13.9%, of net sales, and our five largest customers accounted for 53.5% of net sales. From 1997 to 2002, net sales to our top five customers have decreased as a percentage of net sales from 64.2% to 53.5%, primarily because we obtained new business. We have long-standing relationships with many of our customers.

Warehousing and Distribution

Because each of our product categories has different storage and distribution requirements, we handle each product category from a separate distribution center. All three facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. In addition, all of our distribution facilities are fully integrated through our computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service. Management believes that the efficiency of our distribution centers enables us to compete effectively. Our warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping, and generates detailed cost information which warehouse personnel use to manage the workforce and flow of product, which minimizes cost while maintaining the highest service level possible.

Our transportation fleet consists of 119 tractors (all of which are leased), 344 trailers (of which 291 are leased) and 2 trucks (both of which are leased). In addition, we rent trailers on a monthly basis to meet seasonal demand. On approximately 18% of our deliveries, we are able to arrange "backhauls" of products from manufacturers' or other suppliers' distribution facilities located in our markets which allow us to reduce costs. We regularly use independent owner/operators to make deliveries on an "as needed" basis to supplement the use of our own employees and equipment. We make approximately 5,500 deliveries per week to our customers with a combination of our own transportation fleet and that of third parties.

Purchasing

We purchase our products from approximately 1,300 suppliers in the United States and abroad and resell them to our customers. Brand name products are generally purchased directly from the manufacturer, through the manufacturer's representatives or through food brokers by buyers in each operating division. White Rose(R) label and several customers' private label products are purchased from producers, manufacturers or packers who are licensed by us or the specific customer. We purchase products in large volume and resell them in the smaller quantities required by our customers. We believe that we have the purchasing power to obtain competitive volume discounts from our suppliers. Substantially all categories of products distributed by us are available from a variety of manufacturers and suppliers, and we are not dependent on any single source of supply for any specific category, however, market conditions dictate that we have certain nationally prominent brands, available from single suppliers, available for distribution. Order size and frequency are determined by our buyers based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases, including the practice of taking advantage of situations when the manufacturer is selling an item at a discount pursuant to a special promotion, an industry practice known as "forward buying." This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.

Competition and Trademarks

The wholesale food distribution industry is highly competitive. We are one of the largest independent wholesale food distributors to supermarkets in the New York City metropolitan area. Our principal competitors in all three product categories are C&S Wholesale Grocers, Inc., Bozzuto's, Inc. and Supervalu. Our main competitors with respect to the distribution of certain of our product categories are Krasdale Foods, Inc. and General Trading Co. As we expand into other geographic markets, we expect to compete with national and regional distributors in all product categories.


Management believes that the principal competitive factors in our business include price, scope of products and services offered, distribution service levels, strength of private label brand offered, strength of store tradenames offered and store financing support. We believe that we compete effectively by offering full product lines, including our White Rose(R) label, retail support and financing services, our Met(R) and Pioneer(R) voluntary cooperative trademarks, flexible delivery schedules, competitive prices and competitive levels of customer services.

Management believes there is significant competitive value in our White Rose(R) brand, as well as in our Met(R) and Pioneer(R) names.

Seasonality

Typically, our profitability is strongest in our fiscal fourth quarter, with the fiscal third quarter the weakest. Third quarter performance has been improved somewhat by our increased sales outside of New York City. The increased sales outside of New York City are either in areas that experience higher summer sales (such as along the New Jersey shore) or areas more resistant to seasonal fluctuations.

Employees

We employed 1,288 persons on February 25, 2003, including 824 covered by collective bargaining agreements with various International Brotherhood of Teamsters locals.

We are a party to collective bargaining agreements with our warehouse and trucking employees at our refrigerated food operation (expiring November 2005), our grocery operation (warehouse expiring October 2007 and trucking expiring April 2007) and our frozen operation (expiring January 2004).

Management believes that our present relations with our work force are satisfactory.

Relationship with Independent Auditors

We agreed to pay Deloitte & Touche LLP ("D&T") $255,000 plus expenses up to $12,000 for the audit of the year ended December 28, 2002 and paid $225,000 plus expenses of $12,000 for the prior year's audit. In fiscal 2002, we paid D&T $234,500 for additional audit fees and workpaper access fees related to various transactions we considered. We have incurred approximately $300,000 of fees from D&T as of December 28, 2002 for our Canadian Deal. In 2001, we paid D&T $17,400 for accounting research and other accounting matters. We did not engage D&T for any consulting services during 2001 or 2002.

ITEM 2.  PROPERTIES

Distribution facilities and data center data.

           Location             Use                  Square Footage    Lease Expiration
           --------             ---                  --------------    ----------------
Carteret, New Jersey    Groceries, Non-Perishables,      645,000       2018 (plus two 5-year
                        and executive offices                                renewal options)

Woodbridge, New Jersey  Refrigerated                     200,000       2006 (plus three 5-year
                                                                             renewal options)
Carteret, New Jersey    Frozen                           279,000       2018 (plus two 5-year
                                                                              renewal options)

Westbury, New York      Computer center                   11,800       2007

Total operating lease rent paid in connection with our facilities was approximately $5.5 million in fiscal 2002. Management expects our operating lease rent paid for our facilities in 2003 to be $6.2 million.

The Carteret grocery division distribution facility operates at approximately 90% of its current capacity and the refrigerated division distribution facility operates at 95% of its current capacity (both on a three shift basis). The frozen food division distribution facility, which was expanded in 2002, operates at approximately 75% of its current capacity (on a two shift basis). Depending on the type of new business introduced (e.g. high turn product that is already slotted in inventory), each distribution facility has additional capacity to expand its output.


ITEM 3.  LEGAL PROCEEDINGS.

We are involved in claims, litigation and administrative proceedings of various types in various jurisdictions. In addition, we have agreed to indemnify various transferees of operations we sold certain known and potential liabilities. We also have incurred, and may in the future incur, liability arising under environmental laws and regulations in connection with properties we sold and properties presently owned or acquired. Although management believes that it has established adequate reserves for known contingencies, there can be no assurances that the costs of environmental remediation or an unfavorable outcome in any litigation or governmental proceeding will not have an adverse effect on us.

Litigation. On November 18, 2002, the United States Court of Appeals for the Third Circuit affirmed the District Court's award of summary judgment in favor of the Company in the action entitled Twin County Grocers Inc. v. Food Circus Supermarkets, Inc. et al., which effectively ended this litigation against the Company.

We are not a party to any other litigation, other than routine litigation incidental to our business, which, in management's judgment, is individually or in the aggregate material to our business. Management, after consultation with counsel, does not believe that the outcome of any of its current litigation, either individually or in the aggregate, will have a material adverse effect on us.

Environmental. We have incurred, and may in the future incur, environmental liability to clean up potential contamination at a number of properties under certain federal and state laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). Under those laws, liability for the cleanup of property contaminated by hazardous substances may be imposed on both the present owner and operator of a property and any person who owned or operated the property at the time hazardous substances were disposed on the property. Persons who arranged for the disposal of hazardous substances found on a disposal site may also be liable for cleanup costs. In certain cases, we have agreed to indemnify the purchaser of our former properties for liabilities arising on that property or have agreed to remain liable for certain potential liabilities that were not assumed by the transferee.

We have recorded an estimate of our total potential environmental liability arising from specifically identified environmental problems (including those discussed below) in the amount of approximately $658,000 as of December 28, 2002. We believe these reserves are adequate and that known and potential environmental liabilities will not have a material adverse effect on our financial condition. However, there can be no assurance that the identification of contamination at current or former sites or changes in cleanup requirements would not result in significant additional costs to us.

We are responsible for the monitoring (the cleanup having been completed) of a site previously owned and operated by us located in St. Genevieve, Missouri.

In addition, we have been identified as a potentially responsible party under CERCLA for clean-up costs at the Seaboard waste disposal site in North Carolina. We are a member of the de minimus group comprised of parties who allegedly contributed less than 1% of the total waste at the site.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public market for our outstanding common equity and the majority (98.54%) of our outstanding common stock is owned by Rose Partners, LP ("Rose").

We paid a dividend of $6.0 million in April 2002. Our ability to pay dividends is governed by restrictive covenants contained in the indenture governing our Senior Notes as well as restrictive covenants contained in our senior bank lending arrangement. As a result of these restrictive covenants, based on our results for the year ended December 28, 2002, we are currently permitted to pay dividends up to approximately $ 6.6 million; however, we expect to request an amendment to our loan agreement to permit the payment of a $10 million dividend in 2003. We can pay a dividend of up to $16.3 million under the terms of the Senior Notes.


ITEM 6. SELECTED FINANCIAL DATA.

         This table sets forth our selected historical data for the periods indicated. This data should be read in conjunction with the consolidated financial statements and related notes included herein. Amounts are in thousands of dollars.

                                         Year Ended     Year Ended   Year Ended     Year Ended    Year Ended
                                         January 2,     January 1,   December 30,   December 29,  December 28,
                                           1999 (b)         2000          2000          2001          2002
                                        ----------------------------------------------------------------------
Income Statement Data:
Total revenue                          $1,196,933       $1,413,827    $1,495,398    $1,538,824    $1,559,513
Gross profit(a)                           121,939          138,971       144,996       151,313       156,752
  Warehouse expense                        49,440           51,865        52,233        54,123        57,844
  Transportation expense                   24,719           26,607        28,387        29,570        29,284
  Selling, general and                     22,760           25,834        29,443        29,526        30,197
   administration expenses
  Facility integration and                  4,173             --            --            --            --
   abandonment expense
  Transaction related expenses               --               --            --            --           3,239
  Amortization--goodwill                    2,460            2,425         2,425         2,425          --
Operating income                           18,387           32,240        32,508        35,669        36,188
  Interest expense                         18,170           16,679        16,028        15,917        15,559
  Amortization--deferred financing            721              764           730           651           651
   costs
  Other (income), net                      (9,534)(c)       (2,744)       (3,517)       (3,775)       (2,736)
Income  from continuing operations
  before income taxes and
  extraordinary items                       9,030           17,541        19,267        22,876        22,714
Income taxes                                4,449            7,872         8,528        10,781         9,482
Income from continuing
   operations before extraordinary
   items                                    4,581            9,669        10,739        12,095        13,232
Extraordinary (loss)/gain on
   extinguishment of debt, net of tax        (201)            --            --            --             (61)
Net  income                            $    4,380       $    9,669    $   10,739    $   12,095    $   13,171

                                         January 2,     January 1,   December 30,   December 29,  December 28,
                                           1999 (b)         2000          2000          2001          2002
                                        -----------------------------------------------------------------------
Balance Sheet Data:
Total assets                           $274,828         $273,406      $289,801      $290,936      $298,464

Working capital                          41,117           56,397        56,238        73,612        74,774
Total debt including capital leases     178,127          164,069       167,531       157,058       152,994
Total stockholder's equity               (3,701)(d)        5,968        14,207        21,002        28,173
(deficiency)
-----------------------

(a) Gross profit excludes warehouse expense shown separately.

(b) Represents a 53 week fiscal year.

(c) Includes $7.2 million consideration pursuant to an agreement with Fleming Companies, Inc.

(d) Including a $5 million stock repurchase in May 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", " should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the agreements governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.

Application of Critical Accounting Policies

The consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the items discussed below are some of the more critical judgment areas in the application of our accounting policies that affect our consolidated financial condition and results of operations.

Receivables and customer financing

We estimate the net realizable value of our trade receivables and notes receivables, as well as our vendor receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including evaluating the current creditworthiness of each customer and related aging of the past due balances. The provision for bad debts for fiscal 2002 was $.5 million, for fiscal 2001 was $.5 million, and was $.7 million for fiscal 2000. At December 28, 2002, the total notes and accounts receivable (including the long-term portion) were $ 117.5 million and at December 29, 2001 were $111.2 million, net of an allowance of doubtful accounts of $5.0 million at December 28, 2002 and $5.3 million at December 29, 2001. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

Intangible assets

Our intangible assets primarily consist of goodwill of $68.9 million. The determination of whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain forecasts reflect assumptions regarding our ability to successfully maintain our customer base. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances. Forecasts used to support the valuation of the intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect the results of our operations and our financial condition.

Our policy is to annually assess the value of our goodwill on the first day of our fiscal fourth quarter, and more frequently, as conditions require. We do not believe our goodwill is impaired now.


Pension benefits

We have significant pension benefit costs and credits, which we develop from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are evaluated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, such as changes in interest rates, in developing these assumptions. Changes in the related pension benefit costs or credits may occur in the future due to changes in the assumptions. The key assumptions used in developing our fiscal 2002 net pension benefit credit were a
7.25 % discount rate, a 9% expected return on plan assets and a 6% rate of compensation increases. These were consistent with the prior year assumptions except that the discount rate was reduced by one-half of one percent to reflect current market conditions. Compared with the prior year, our net pension benefit credit in fiscal 2002 was reduced by $ .4 million to $.2 million. Our net pension benefit credit is expected to change to a net pension expense of approximately $.6 million during fiscal 2003, primarily as a result of a reduction in the discount rate from 7.25% to 6.75%, and a reduction in the expected return on plan assets from 9% to 8.25%. Holding all other assumptions constant, a one-quarter percent increase or decrease in the discount rate would have increased or decreased annual fiscal 2002 pre-tax income by approximately $ ..1 million. Likewise, a one-quarter percent increase or decrease in the expected return on plan assets would have increased or decreased annual fiscal 2002 pre-tax income by $ .1 million.

Assets on the balance sheet December 28, 2002, included a deferred pension asset of $18.5 million from our qualified defined benefit pension plan included in other assets, as well as a liability for our non qualified supplemental plan of $.9 million. This liability was offset by $.8 million in a Rabbi Trust which was also included in other assets on the balance sheet. To the extent the estimated accumulated benefit obligation related to the qualified pension plan exceeded the fair value of the plan assets, we would be required to reduce the deferred pension asset to zero and record a charge to equity.

In December 2000, we made our only qualified pension plan contribution in the last twelve years. We do not expect to have any cash requirements related to the qualified pension benefit plan during fiscal 2003.

Reserves for Self-Insurance.

We are primarily self-insured for workers' compensation, medical insurance, and a portion of our liability claims (together "claims"). It is our policy to record these liabilities based on claims filed and an estimate of claims incurred but not yet reported. These reserves totaled $ 7.0 million at December 28, 2002. Any projection of losses are estimates and are subject to many variables. Among these variables are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Beginning in 2002, since the workers compensation accrual represents in excess of 50% of the total claims reserve, we engaged a national actuarial firm to review our workers compensation accrual which was found to be adequate. We expect this actuarial review to be performed periodically. If a greater amount of claims is incurred compared to estimates or health care costs increase more than anticipated, recorded reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

We have discussed the application of these critical accounting policies with our Audit Committee and our independent auditors, Deloitte & Touche, LLP. See Note 1 to the consolidated financial statements for recent accounting pronouncements.

Results of Operations

Fifty-two weeks ended December 28, 2002 and December 29, 2001

Net sales for the fifty- two weeks ended December 28, 2002 were $1,551.8 million as compared to $1,530.9 million for the fifty-two weeks ended December 29, 2001. This 1.4% increase in net sales primarily reflects increased sales to existing customers. Other revenue, consisting of recurring customer related services, decreased to $7.7 million for the fifty-two weeks ended December 28, 2002 as compared to $7.9 million in the prior period.

Our gross margin (excluding warehouse expense) increased to 10.1% of net sales or $156.8 million for 2002, compared to 9.9% of net sales or $151.3 million for the prior period, because of a change in mix of both customers and products sold. We have taken, and will continue to, take steps to maintain and improve our margins. Factors such as advantageous buying opportunities, the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. Accordingly, we cannot be certain whether the gross margins we realized in 2002 will continue.

Warehouse expense increased as a percentage of net sales to 3.7% or $57.8 million for 2002, compared to 3.5% of net sales or $54.1 million for the prior period as a result of i) the one time signing bonus paid to the grocery warehouse union members upon ratifying the new five year contract extension in September, ii) increased rent as a result of the frozen warehouse expansion,
iii) increased benefits and insurance costs, and iv) increased wages.

Transportation expense remained flat at 1.9% of net sales or $29.3 million for 2002 compared to 1.9% of net sales or $29.6 million in the prior period as better productivity offset higher wages, benefits and other costs.

Selling, general and administrative expense remained flat as a percentage of net sales at 1.9% of net sales or $30.2 million for 2002 compared to 1.9% of net sales or $29.5 million for the prior period.

Transaction related expenses were $3.2 million in 2002 of which of which $2.7 million related to the Canadian Deal.

Other income, net of other expenses and consisting primarily of interest income, decreased to $2.7 million for 2002 as compared to $3.8 million for the prior period. The prior period included a $.5 million gain on the sale of securities and $.5 million of insurance proceeds from a claim.

Interest expense decreased to $15.6 million for 2002 from $15.9 million for the prior period due to lower average outstanding levels of our debt.

We recorded an income tax provision of $9.5 million, resulting in an effective income tax rate of 42% for 2002, compared to a provision of $10.8 million resulting in an effective rate of 47% in the prior period as a result of a the nondeductibility of certain of our goodwill amortization which stopped in 2002.

We recorded net income for 2002 of $13.2 million as compared to $12.1 million in the prior period. The increase was primarily the result of no amortization of goodwill in the current year in accordance to SFAS No. 142. Had SFAS No. 142 been in effect during 2001, net income for that period would have been $14.4 million.

Fifty-two-weeks ended December 29, 2001 and December 30, 2000

Net sales for 2001 were $1,530.9 million compared to $1,488.1 million for 2000. This 2.9% increase in net sales primarily reflects increased sales to existing customers. Other revenue, consisting of recurring customer related services, increased to $7.9 million for 2001 as compared to $7.3 million in the prior period.

Gross margin (excluding warehouse expense) increased to 9.9% of net sales or $151.3 million 2001, compared to 9.7% of net sales or $145.0 million for the prior period, as a result of a change in mix of both customers and products sold.

After excluding final shutdown expenses relating to our former Garden City facility (on which the lease terminated on March 31, 2000) in the first quarter of 2000, warehouse expense remained flat as a percentage of net sales at 3.5% or $54.1 million for 2001, compared to 3.5% of net sales or $51.8 million for the prior period.

Transportation expense remained at 1.9% of net sales or $29.6 million for 2001, compared to 1.9% of net sales or $28.4 million in the prior period due to greater efficiencies offsetting higher expenses.

Selling, general and administrative expense decreased to 1.9% of net sales or $29.5 million for 2001, compared to 2.0% of net sales or $29.4 million for the prior period.

Other income, net of other expenses, increased to $3.8 million for 2001, compared to $3.5 million for the prior period.

Interest expense decreased to $15.9 million for 2001 from $16.0 million for the prior period due to lower average outstanding levels of our debt.

We recorded an income tax provision of $10.8 million, resulting in an effective income tax rate of 47% for 2001, compared to a provision of $8.5 million resulting in an effective rate of 44% in the prior period as a result of our higher statutory rates. The estimated effective tax rate is higher than the statutory tax rate primarily because of the nondeductibility of certain of our amortization of the excess of cost over net assets acquired. We paid approximately $8.0 million in estimated federal tax in 2001.

We recorded net income for 2001 of $12.1 million, compared to $10.7 million in the prior period.

Liquidity and Capital Resources

Cash flows from operations and amounts available under our $90 million bank credit facility are the principal sources of our liquidity. We believe that these sources will be adequate to meet our currently anticipated working capital needs, dividend payments, capital expenditures, and debt service requirements during the next four fiscal quarters, as well as any investments we may make.

Our bank credit facility is scheduled to mature on June 30, 2004, and bears interest at a rate per annum equal to (at our option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. Borrowings under the revolving bank credit facility were $2.7 million (excluding $6.0 million of outstanding letters of credit) at December 28, 2002. Additional borrowing capacity of $81.9 million was available at that time under our then current borrowing base certificate.

During 2002, cash flows provided by our operating activities were $10.3 million, consisting primarily of cash generated from income before non-cash expenses of $18.6 million, and an increase in accounts payable, accrued expenses and other liabilities of $4.1 million, offset by increases in (i) accounts and notes receivable of $8.7 million, (ii) prepaid expenses of $1.1 million, (iii) inventory of $2.3 million, and other assets of $.3 million.

We used approximately $3.3 million of cash flows for investing activities during 2002, exclusively for capital expenditures. We used $8.2 million of cash in 2002 for financing activities, primarily for the purchase on the open market and subsequent retirement of $6.7 million of Senior Notes, and a $6.0 million dividend paid in April 2002, offset by net borrowings under our revolving credit facility of $2.7 million and $1.9 million of proceeds from note participations discussed below.

EBITDA was $43.2 million during 2002, compared to $46.3 million in the prior period. We have presented EBITDA supplementally because we believe this information is useful given the significance of our depreciation and amortization and because of our highly leveraged financial position. This data should not be used in place of any measure of performance or liquidity promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should it be considered as an indicator of our overall financial performance. Also, the EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to net income (in thousands):
                                                 2002       2001      2000

     EBITDA                                     $43,206   $46,300   $42,636
     Less: depreciation and
        amortization of fixed assets              2,341     2,332     2,186
     Less: other amortization                     2,592     5,175     5,155
     Less: interest expense                      15,559    15,917    16,028
     Less: income tax provision                   9,482    10,781     8,528
     Less: extraordinary loss-net of tax             61         0         0
                                                -------   -------   -------
     Net income                                 $13,171   $12,095   $10,739
                                                =======   =======   =======

Our consolidated indebtedness decreased to $153.0 million at December 28, 2002 as compared to $157.1 million at December 29, 2001. Stockholders' equity was $28.2 million on December 28, 2002 as compared to $21.0 million on December 29, 2001. Based on our results for the year ended December 28, 2002, we are currently permitted to pay dividends up to approximately $6.6 million; however we expect to request an amendment to our loan agreement to permit the payment of a $10 million dividend in 2003.

Since 1997, we reduced our debt by $44.0 million, of which $17.0 million relates to our bank credit facility, which had a $2.7 million balance at December 28, 2002, $6.7 million relates to the repurchase and retirement of the Senior Notes, and $20.3 million relates to repayment of other debt. We have also improved our ratio of debt to EBITDA from 5.45x at December 27, 1997 to 3.54x at December 28, 2002. The ratio of EBITDA to interest in 2002 was 2.78x versus 1.65x in 1997. Stockholders' equity increased from a deficit of $3.1 million at December 27, 1997 to $28.2 million at December 28, 2002.

During the fiscal fourth quarter of 2002, we purchased $6.7 million of Senior Notes on the open market at par and retired them. We will continue to assess market conditions and may in the future purchase and retire additional amounts of our Senior Notes.

We currently do not expect to spend more than $3.0 million during 2003 on capital expenditures, but we may purchase certain assets used in our business instead of leasing them due to economic conditions.

We did not incur any cash expense in fiscal 2002 in connection with the environmental remediation of presently owned or divested properties and do not expect to expend more than approximately $200,000 in fiscal 2003. At December 28, 2002, we had reserved $658,000 for known environmental liabilities. We intend to finance the remediation through internally generated cash flow or borrowings. We believe that should we become liable as a result of any adverse determination of any legal or governmental proceeding in a material amount beyond our reserves, it could have an adverse effect on our liquidity position.

From time to time, we have sold non-recourse, senior participations in selected customer notes to various banks at par. Aggregate proceeds from those sales in 2002 were $1.9 million and $10.5 million in 2001. All proceeds were used to repay amounts under our bank credit facility or provide working capital. The primary reason for these sales was to enhance our ability to lend money to customers within the confines of our financing agreements. We may sell additional participations from time to time.

Under the terms of our revolving bank credit facility, we are required to meet certain financial tests, including minimum interest coverage ratios. As of December 28, 2002, we were in compliance with our covenants.

Off-balance sheet arrangements and contractual obligations

We use off-balance sheet arrangements such as leases to finance many of our business activities. All four of our facilities are leased (three operating and one capital lease) as is most of our transportation fleet and much of our material handling equipment. The chart summarizes our contractual obligations:


                                                         Payments due by period
                                      -------------------------------------------------------
                                              Less than                            More than
Contractual Obligations               Total     1 year     1-3 years   3-5 years    5 years
-----------------------               -----   -----------  ---------   ---------   ----------
(in thousands)
Long-Term Debt                      $148,300    $      0    $      0    $148,300    $    0

Capital Lease Obligations              3,382         186         372         372     2,452

Operating Leases                     106,812      10,417      17,862      15,655    62,878

Purchase Obligations                       0           0           0           0         0

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under
GAAP excluding deferred tax
liabilities                              658         200         200         200        58
                                         ---         ---         ---         ---        --
Total                               $259,152    $ 10,803    $ 18,434    $164,527  $ 65,388
                                    ========    ========    ========    ========  ========


In addition, we have contingent obligations, including a performance guarantee in the amount of approximately $2.0 million, which decreases by $.5 million per year through September 2006. We were contingently liable for approximately $6.0 million on standby letters of credit with a bank issued in the ordinary course of business at December 28, 2002.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the interest rates on our bank credit facility. Any outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 2002's average outstanding bank debt (which averaged less than $1 million), a 100 basis point change in annual interest rates would change annual interest expense by approximately $4,000. For fixed rate debt such as the Senior Notes, interest rate changes affect the fair market value of the Senior Notes but do not impact earnings or cash flows.

We are also exposed to market risk with respect to diesel fuel. While our transportation fleet generally travels less than 100 miles and returns to the warehouse each night, if the price of diesel fuel remains at the current high price, we expect to incur an additional expense of approximately $1.1 million in 2003.

We do not presently use financial derivative instruments to manage our interest costs. Currently, we have no foreign exchange risks and only minimal commodity risk with respect to commodities such as natural gas and electricity. Although changes in the marketplace for energy may bring added risk, we cannot quantify that risk at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                            Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements..................................

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002... F-3

Consolidated Statements of Operations for each of the
 three years in the period ended December 28, 2002.......................... F-4

Consolidated Statements of Changes in Stockholders'
 Equity (Deficiency) for each of the three years in the period ended December 28, 2002.................................................... F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 28, 2002...................... F-6

Notes to Consolidated Financial Statements.................................. F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:

                            Age     Position

Richard B. Neff (1)         54      Co-Chairman of the Board of Directors and
                                    Chief ExecutiveOfficer

Stephen R. Bokser           60      Co-Chairman of the Board of Directors,
                                    President, and Chief Operating Officer

Jerold E. Glassman (1)      67      Director

Emil W. Solimine (2)        58      Director

Charles C. Carella (3)      69      Director

Jane Scaccetti (3)          48      Director

Earle I. Mack (1,2)         66      Director

Michael S. Goldberg (2)     28      Director

Joseph R. DeSimone          63      Senior Vice President Distribution

Robert A. Zorn              48      Executive Vice President-Finance
                                    and Treasurer

Lawrence S. Grossman        41      Senior Vice President and Chief
                                    Financial Officer

Harlan Levine               41      Vice President, General Counsel
                                    and Secretary

George Conklin              42      Vice President of Logistics

Joseph Fantozzi             41      Senior Vice President and General Manager-
                                    White Rose Dairy Division of Di Giorgio

John Annetta                51      Senior Vice President and General Manager-
                                    White Rose Frozen Division of Di Giorgio

John J. Zumba               65      Senior Vice President

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

Mr. Glassman has been a Director of Di Giorgio since 1990. From prior to 1996 through 2001, Mr. Glassman was managing partner of the law firm Grotta, Glassman & Hoffman,. He is currently the Chairman. Mr. Glassman is also a director of Essex Valley Healthcare, Inc.

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

Ms. Scaccetti has been a Director of Di Giorgio since 1996. Since prior to 1996, she has been a shareholder of Drucker & Scaccetti, P.C., an accounting firm. She is also a director of Nutrition Management Services Company, The Pep Boys - Manny, Moe & Jack, and Temple University Health Systems, and Keystone Health Plan East. Ms. Scaccetti is a certified public accountant.

Mr. Mack is Senior Partner of the Mack Company. In October 2000, Mr. Mack became a Director of Di Giorgio. He has been a Partner of The Mack Company, a commercial real estate enterprise, since prior to 1996. He is a member of the Board of Directors of Mack-Cali Realty Corporation. He is also a limited partner of Rose.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued to the Chief Executive Officer during the year and each of our four most highly compensated executive officers whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended December 28, 2002.

                                                                     Other Annual    All Other
Name and Principal Position              Year     Salary      Bonus   Compensation  Compensation
---------------------------              ----     ------      -----   ------------  ------------
                                                                          (1)
Richard B. Neff,                         2002    $400,000    $550,000   $ 76,604    $3,000(2)
Co-Chairman of the Board of Directors    2001    $400,000    $550,000   $ 80,525    $2,550(2)
and Chief Executive Officer              2000    $372,500    $470,000   $ 56,411    $2,550(2)


Stephen R. Bokser,                       2002    $400,000    $550,000   $ 76,604    $3,000(2)
Co-Chairman of the Board of Directors,   2001    $400,000    $550,000   $ 80,525    $2,550(2)
President, and Chief Operating Officer   2000    $379,808    $450,000   $ 56,411    $2,550(2)


Robert A. Zorn,                          2002    $275,600    $55,000        --      $3,000(2)
Executive Vice President-Finance and     2001    $260,600    $55,000        --      $2,550(2)
Treasurer                                2000    $245,600    $40,000        --      $2,550(2)


Joseph Fantozzi                          2002    $208,000    $90,000        --      $3,000(2)
Senior Vice President and General        2001    $191,000    $90,000        --      $2,550(2)
Manager of White Rose Dairy Division     2000    $174,000    $63,000        --      $2,550(2)

Lawrence S. Grossman                     2002    $202,000    $90,000        --      $3,000(2)
Senior Vice President and                2001    $186,000    $90,000        --      $2,550(2)
Chief Financial Officer                  2000    $170,000    $60,000        --      $2,550(2)

(1) Other annual compensation consists of interest and principal payments on a loan payable, grossed up for taxes, which was used to purchase our stock. The loan's 2002 interest rate was 4.75% and matures in 2005. Certain incidental personal benefits to our executive officers may result from expenses incurred by us in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 2000, 2001, and 2002 are not described herein because our incremental cost of the benefits is below the Securities and Exchange Commission disclosure threshold.

 (2) Represents contributions made by us pursuant to our Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

Employment Agreements

We are a party to an Agreement with Mr. Neff which runs through April 1, 2005. Currently, Mr. Neff is entitled to receive an annual salary of $400,000 pursuant to the Agreement. In addition, Mr. Neff will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Neff or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

We are a party to an Agreement with Mr. Bokser which runs through April 1, 2005. Currently, Mr. Bokser is entitled to receive an annual salary of $400,000 pursuant to the Agreement. In addition, Mr. Bokser will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the Agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Bokser or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

We are a party to an agreement with Mr. Zorn which provides that six months notice be given by either party to terminate his employment. Currently, Mr. Zorn is entitled to receive an annual salary of $275,600, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at our sole discretion. Mr. Zorn may also receive additional incentive compensation upon the occurrence of
(i) the termination of Mr. Zorn's employment; or (ii) certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

Retirement Plan

We maintain the Di Giorgio Retirement Plan (the "Retirement Plan") which is a defined benefit pension plan. Our employees and our affiliates who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Retirement Plan after completing one year of employment.

All benefits under the Retirement Plan are funded by contributions made by us. In general, a participant's retirement benefit consists of the sum of (a) with respect to employment on or after September 1, 1990, an annual amount equal to the participant's aggregate compensation (excluding income from the exercise of certain stock option and stock appreciation rights) while he is eligible to participate in the Retirement Plan multiplied by 1.5% and (b) with respect to employment prior to September 1, 1990, an annual amount equal to the sum of (i) the benefit earned under the Retirement Plan as of December 31, 1987, the product of the participant's 1988 compensation and 1.5%, and the product of the participant's 1988 compensation in excess of $45,000 and .5% plus (ii) the product of the participant's aggregate compensation earned after 1988 and prior to September 1, 1990 and 1.5%. In certain circumstances, the amount determined under (b)(i) above may be determined in an alternative manner.

Benefits under the Retirement Plan are payable at a participant's normal retirement date (i.e., Social Security retirement age) in the form of an annuity although a limited lump-sum payment is available. In addition, an actuarially reduced early retirement benefit is available after a participant reaches age 55.

In addition, we maintain a nonqualified supplemental pension plan that provides for the same pension benefit calculated on income in excess of prescribed IRS limitations. A participant earns a nonforfeitable right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Cash Compensation Table commencing at their respective normal retirement ages under the Retirement Plan and nonqualified plan is as follows: Mr. Neff, $97,847; Mr. Bokser $174,852; Mr. Zorn, $35,645; Mr. Fantozzi, $38,333; Mr. Grossman, $29,765.

Retirement Savings Plan

We maintain the Di Giorgio Retirement Savings Plan (the "Savings Plan") which is a defined contribution plan with a cash or deferred arrangement (as described under Section 401(k) of the Internal Revenue Code of 1986). In general, our employees and our affiliates who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Savings Plan after completing one year of employment.

Eligible employees may elect to contribute on a tax deferred basis from 1% to 60% of their total compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and we make a matching contribution of 30% of the basic contribution.

Each participant has a fully vested interest in all contributions made by them. There is a 3 year vesting period for matching contributions made by us. The employee has full investment discretion over all contributions in funds designated by us.

Loans are generally available up to 50% of a participant's balance and repayable over five years, with the exception of a primary house purchase which is repayable over ten years. Interest is set at prime plus 1%.

A participant may withdraw certain amounts credited to his account prior to termination of employment. Certain withdrawals require financial hardship or attainment of age 59 1/2. In general, amounts credited to a participant's account will be distributed upon termination of employment.

Compensation of Directors

Our Directors who are not employees receive a quarterly retainer of $6,250 plus fees of $2,000 for attendance at meetings of the Board of Directors and $1,000 ($2,000 as of February 20, 2003) for Committee meetings.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Rose Partners, LP owns a majority (98.54%) of our common stock. Rose has informed us that Mr. Neff is the sole general partner of Rose. In addition, Mr. Neff owns .73% of our common stock and Mr. Bokser owns .73% of our common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Bokser is a director of Western Beef, Inc. In fiscal 2002, we sold various products to Western Beef, Inc. in the amount of $49.0 million.

We employ Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, one of our directors, is Chairman, for legal services on an on-going basis. We paid approximately $110,000 to the firm in fiscal 2002.

We utilize Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company controlled by Emil W. Solimine, one of our directors and a limited partner of Rose, for risk management and insurance brokerage services. We paid Emar approximately $200,000 in fiscal 2002 for such services and purchased insurance with premiums of $3.0 million through Emar.

We believe that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

In April 2000, we loaned each of Messrs. Neff and Bokser $185,000 to be used by each of them to purchase .57195 shares of our Class A common stock and .56285 shares of our Class B common stock from one of our minority shareholders. The loans' interest rate for the year was 4.75% and matures in 2005. On January 31, 2003, $94,625 was outstanding on each loan.


ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

     (b)  Change in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   Documents filed as part of this report.

     1.   Financial Statements

          Independent Auditors' Report...................................... F-2

          Consolidated Balance Sheets as of
          December 29, 2001 and December 28, 2002........................... F-3

          Consolidated Statements of Operations for each of the
          three years in the period ended December 28, 2002................. F-4

          Consolidated Statements of Changes in Stockholders'
          Equity  for each of the three years in the period
          Ended December 28, 2002........................................... F-5

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended December 28, 2002............. F-6

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

          10.14(12) -    First  Amendment,  dated August 31,  2001,  to Carteret
                         frozen food warehouse lease dated November 26, 1997.

          10.15(12) -    Fourth  Amendment,  dated August 31, 2001,  to Carteret
                         grocery warehouse lease dated as of February 11, 1994.

          10.16(13) -    Second  Amendment,  dated January 10, 2002, to Carteret
                         frozen food warehouse lease dated as of November 26, 1997.

          21(14)    -    Subsidiaries of the Registrant

          99.1(14)  -    Statement for SEC solely for purposes of Section 906 of
                         the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349).

------------------------------------------
+     Compensation plans and arrangements of executives and others.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-53886) filed with the Commission on October 28, 1992

(2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 of Di Giorgio (File No. 33-53886) filed with the Commission on January 11, 1993

(3) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 33-53886) filed with the Commission on February 1, 1993

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for year ended January 1, 1994 (File 1-1790)

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997 (File 1-1790).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File 1-1790).

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File 1-1790).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 (File 1-1790).

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (File 1-1790)

(14) Filed herewith.


b. Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2003.

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

Signature                             Title                           Date

 /s/ Jerold E. Glassman               Director                    March 12, 2003
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine                 Director                    March 12, 2003
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella               Director                    March 12, 2003
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti                   Director                    March 12, 2003
---------------------------
Jane Scaccetti

 /s/ Earle I. Mack                    Director                    March 12, 2003
---------------------------
Earle I. Mack

/s/ Michael S. Goldberg               Director                    March 12, 2003
-----------------------
Michael S. Goldberg

 /s/ Lawrence S. Grossman             Senior Vice President       March 12, 2003
-------------------------             and Chief Financial
Lawrence S. Grossman                  Officer (Principal
                                      Financial & Accounting Officer)

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER, RICHARD B. NEFF

I, Richard B. Neff, Chief Executive Officer, Di Giorgio Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Di Giorgio Corporation.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       DI GIORGIO CORPORATION
                                       (Registrant)

Date:    March 12, 2003                /s/ Richard B. Neff
                                       ----------------------------------------
                                       Richard B. Neff
                                       Chief Executive Officer

         CERTIFICATION OF CHIEF FINANCIAL OFFICER, LAWRENCE S. GROSSMAN

I, Lawrence S. Grossman, Chief Financial Officer, Di Giorgio Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Di Giorgio Corporation.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       DI GIORGIO CORPORATION
                                       (Registrant)

Date:    March 12, 2003                /s/ Lawrence S. Grossman
                                       -----------------------------------
                                       Lawrence S. Grossman
                                       Chief Financial Officer

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          Page

INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS
 IN THE PERIOD ENDED DECEMBER 28, 2002:

   Consolidated Balance Sheets                                             F-3

   Consolidated Statements of Income                                       F-4

   Consolidated Statements of Stockholders' Equity (Deficiency)            F-5

   Consolidated Statements of Cash Flows                                   F-6

   Notes to Consolidated Financial Statements                              F-8



The following consolidated financial statement schedule of DiGiorgio Corporation and subsidiaries is included in Item 15(a)(2):

Schedule II-- Valuation and Qualifying Accounts.                           S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey:

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income,stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Di Giorgio Corporation and Subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


/s/ Deloitte & Touche LLP


New York, New York

March 11, 2003

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 29, 2001 AND DECEMBER 28, 2002
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
                                                                     December 29,   December 28,
                                                                         2001           2002
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $  1,807     $    629
  Accounts and notes receivable - net                                    103,704      109,471
  Inventories                                                             66,469       68,786
  Deferred income taxes                                                    2,888        2,986
  Prepaid expenses                                                         3,802        4,928
                                                                           -----        -----
           Total current assets                                          178,670      186,800

PROPERTY, PLANT AND EQUIPMENT - Net                                        9,956       10,879

NOTES RECEIVABLE                                                           7,464        7,981

DEFERRED FINANCING COSTS - Net                                             3,272        2,514

OTHER ASSETS                                                              22,681       21,397

GOODWILL                                                                  68,893       68,893
                                                                          ------       ------
TOTAL ASSETS                                                            $290,936     $298,464
                                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility                                             $   --       $  2,693
  Current installment - capital lease liability                               57           60
  Accounts payable - trade                                                75,928       77,833
  Accrued expenses                                                        29,073       31,440
                                                                          ------       ------
           Total current liabilities                                     105,058      112,026

LONG-TERM DEBT                                                           155,000      148,300

CAPITAL LEASE LIABILITY                                                    2,001        1,941

OTHER LONG-TERM LIABILITIES                                                7,875        8,024

STOCKHOLDERS' EQUITY:
  Common stock, Class A, $.01 par value - authorized, 1,000 shares;
     issued and outstanding, 78.116 shares                                  --           --
  Common stock, Class B, $.01 par value, nonvoting - authorized,
    1,000 shares; issued and outstanding, 76.869 shares                     --           --
  Additional paid-in capital                                               8,002        8,002
  Retained earnings                                                       13,000       20,171
                                                                          ------       ------
            Total stockholders' equity                                    21,002       28,173
                                                                          ------       ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $290,936     $298,464
                                                                        ========     ========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(In Thousands)
--------------------------------------------------------------------------------
                                                 December 30,   December 29,   December 28,
                                                    2000            2001            2002
REVENUE:
  Net sales                                      $ 1,488,062    $ 1,530,901    $ 1,551,849
  Other revenue                                        7,336          7,923          7,664
                                                       -----          -----          -----
           Total revenue                           1,495,398      1,538,824      1,559,513

COST OF PRODUCTS SOLD                              1,350,402      1,387,511      1,402,761
                                                   ---------      ---------      ---------

GROSS PROFIT - Exclusive of warehouse
  expense shown separately below                     144,996        151,313        156,752

OPERATING EXPENSES:
  Warehouse expense                                   52,233         54,123         57,844
  Transportation expense                              28,387         29,570         29,284
  Selling, general and administrative expenses        29,443         29,526         30,197
  Transaction related expenses                          --             --            3,239
  Amortization - goodwill                              2,425          2,425           --
                                                       -----          -----          -----

OPERATING INCOME                                      32,508         35,669         36,188

INTEREST EXPENSE                                      16,028         15,917         15,559

AMORTIZATION - Deferred financing costs                  730            651            651

OTHER INCOME - Net                                    (3,517)        (3,775)        (2,736)
                                                      ------         ------         ------

INCOME BEFORE INCOME TAXES                            19,267         22,876         22,714

PROVISION FOR INCOME TAXES                             8,528         10,781          9,482
                                                       -----         ------          -----

INCOME FROM CONTINUING OPERATIONS                     10,739         12,095         13,232

EXTRAORDINARY LOSS                                      --             --              (61)
                                                       -----         ------            ---

NET INCOME                                       $    10,739    $    12,095    $    13,171
                                                 ===========    ===========    ===========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(In Thousands)
--------------------------------------------------------------------------------
                                        Class A           Class B      Additional   Retained
                                      Common Stock      Common Stock     Paid-in    Earnings
                                     Shares   Amount   Shares   Amount   Capital   (Deficit)
BALANCES,
  JANUARY  1, 2000                   78.116     $ -    76.869      $ -   $ 8,002    $ (2,034)

  Net income                              -       -         -        -         -      10,739

   Dividend                               -       -         -        -         -      (2,500)
                                      -----     ---    ------      ---    ------      ------

BALANCES,
  DECEMBER 30, 2000                  78.116       -    76.869        -     8,002       6,205

  Net income                              -       -         -        -         -      12,095

   Dividend                               -       -         -        -         -      (5,300)
                                      -----     ---    ------      ---    ------      ------
BALANCES,
  DECEMBER 29, 2001                  78.116       -    76.869        -     8,002      13,000

  Net income                              -       -         -        -         -      13,171

   Dividend                               -       -         -        -         -      (6,000)
                                      -----     ---    ------      ---    ------      ------
BALANCES,
  DECEMBER 28, 2002                  78.116     $ -    76.869      $ -   $ 8,002    $ 20,171
                                     ======     ==     ======      ==    =======    ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(In Thousands)
--------------------------------------------------------------------------------
                                                               December 30, December 29,December 28,
                                                                  2000        2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 10,739    $ 12,095    $ 13,171
  Adjustments to reconcile net income to net
    cash provided by operations:
    Extraordinary loss on early extinguishment of debt               --          --            61
    Depreciation                                                    2,186       2,332       2,341
    Amortization of deferred financing costs                          730         651         651
    Amortization of goodwill                                        2,425       2,425        --
    Other amortization                                              2,000       2,099       1,941
    Provision for doubtful accounts                                   700         500         500
    Non-cash increase in prepaid pension cost                        (331)       (567)       (201)
    Deferred taxes                                                  8,236       1,966         104
    Changes in assets and liabilities:
      (Increase) decrease in:
          Accounts and notes receivable                            (4,603)    (19,721)     (7,683)
          Inventory                                                (3,141)     (1,782)     (2,317)
          Prepaid expenses                                         (1,094)        (75)     (1,126)
          Other assets                                            (12,258)     (1,905)       (274)
          Long-term notes receivables                              (3,648)      5,326        (979)
      Increase (decrease) in:
          Accounts payable                                          2,253       1,265       1,905
          Accrued expenses and other liabilities                   (2,112)      2,667       2,175
                                                                   ------       -----       -----
           Net cash provided by operating activities                2,082       7,276      10,269
                                                                    -----       -----      ------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property, plant and equipment                       (2,287)     (1,949)     (3,261)
                                                                   ------      ------      ------
           Net cash used in investing activities                   (2,287)     (1,949)     (3,261)
                                                                   ------      ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility - net                                           3,628     (10,410)      2,693
  Proceeds from note participation sales                             --        10,509       1,878
  Repurchase of 10% senior notes                                     --          --        (6,700)
  Dividend to stockholders                                         (2,500)     (5,300)     (6,000)
  Repayments of capital lease obligations                            (167)        (63)        (57)
                                                                     ----         ---         ---
           Net cash (used in) provided by financing activities        961      (5,264)     (8,186)
                                                                      ---      ------      ------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                    756          63      (1,178)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   988       1,744       1,807
                                                                      ---       -----       -----
 CASH AND CASH EQUIVALENTS,  END OF YEAR                         $  1,744    $  1,807    $    629
                                                                 ========    ========    ========

                                                                    (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(In Thousands)
--------------------------------------------------------------------------------
                                                                 December 30, December 29, December 28,
                                                                   2000          2001         2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the period:
  Interest                                                       $ 16,079    $ 15,991    $ 15,617
                                                                 ========    ========    ========

  Income taxes                                                   $  1,158    $  7,200    $ 10,645
                                                                 ========    ========    ========

                                                                    (Concluded)

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
--------------------------------------------------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the larger retail food markets in the United States. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and, to a lesser extent, the greater Philadelphia area. The Company distributes three primary supermarket product categories: grocery, frozen and refrigerated.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Accounts Receivable and Customer Financing - The accounts and notes receivable from customers are recorded at net realizable value.

     Inventories - Inventories, primarily consisting of finished goods, are valued at the lower of cost (weighted average cost method) or market.

     Property, Plant and Equipment - Owned property, plant and equipment is stated at cost. Capitalized leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the leased property at lease inception. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated life of the asset or the lease.

     In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Goodwill - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

     Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt. During 2002, the Company repurchased $6.7 million of its 10% senior notes on the open market at par. The portion of the deferred financing costs related to the repurchased notes were written off, resulting in a loss on early extinguishment of debt reported as an extraordinary item, net of taxes in the accompanying Statements of Income.

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

     Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates embodied in these consolidated financial statements include the reserve for bad debts and the self insurance accruals for workmans' compensation, medical and general claims.

     Cash   Equivalents  -  Cash   equivalents  are  investments  with  original
     maturities of three months or less from the date of purchase.

     Transaction Related Costs - In connection with proposed transactions, including one involving the formation of a Canadian income trust, the Company incurred professional and other fees of approximately $3.2 million, which are included in the December 28, 2002 Consolidated Statements of Income under the caption "Transaction related expenses." Transaction related costs were insignificant in the years ended December 29, 2001 and December 30, 2000.

     Revenue Recognition - The Company recognizes sales revenue upon delivery of goods to the customer. For retail support services, including coupon redemption, technology support, store layout and equipment planning, and engineering, sanitation and inspection services, revenue is recognized when the services are provided. The Company provides reserves for returns and allowances which are deducted in determining net revenues. Certain promotional allowances are deferred and recognized as they are earned.

     Sale of Notes Receivable - From time to time, the Company has sold non-recourse, senior participations in selected customer notes receivable to various banks at par. During the years ended December 28, 2002 and December 29, 2001, the Company sold approximately $1.9 million and $10.5 million, respectively, in customer notes receivable. Fees for servicing were not material and there were no gains or losses on the sales as the sales price was equal to the carrying value of the customer notes receivable.

     Comprehensive Income - There are no components of other comprehensive, income for the Company except for reported net income.

     Segment Reporting - Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company qualifies for the aggregation rules of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and therefore operates in one reportable segment.

     Fiscal Year - The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements are comprised of 52 weeks for each of the three years ended December 28, 2002.

     New Accounting Pronouncements- In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for the first quarter in the fiscal year ending January 3, 2004. Upon adoption of this pronouncement, the Company will reclassify these items in its consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No.
     123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The non-disclosure amendments to Statement No. 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures included herein are reflective of this Interpretation.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated if a company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 may apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of this interpretation to have an effect on its consolidated results of operations or financial position.

     In November 2002 the Emerging Issues Task Force of the FASB issued Consensus No. 02-16 ("EITF 02-16") - Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF 02-16 will require that certain allowances and other amounts received by resellers from vendors be treated as a reduction of the cost of inventory acquired from the vendor. EITF 02-16 also provides that amounts received from vendors that are contingent on certain target purchase levels being achieved should be recorded when it becomes apparent that the target will be achieved. EITF 02-16 is effective for fiscal years commencing after December 15, 2002 and with respect to agreements entered into after December 15, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated results of operations or financial position.

2.   ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                              December 29,    December 28,
                                                 2001             2002
                                                     (in thousands)

     Accounts receivable                      $  82,393      $  82,252
     Notes receivable                            11,075         12,337
     Other receivables                           15,492         19,907
     Less allowance for doubtful accounts        (5,256)        (5,025)
                                                 ------         ------
                                              $ 103,704      $ 109,471
                                              =========      =========

     The Company periodically provides financial assistance in the form of loans to independent retailers. Loans are usually in the form of a secured, interest-bearing obligation that is generally repayable over a period of one to three years. As of December 28, 2002, the Company's customer loan portfolio had an aggregate balance of approximately $20.3 million of which $8.0 million is long term. The portfolio consisted of 57 loans ranging in size up to approximately $6.0 million.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following:

                                          Estimated
                                         Useful Life   December 29, December 28,
                                           in Years       2001         2002
                                                             (in thousands)

     Land                                    --        $    900      $    900
     Buildings and improvements                10         3,550         4,897
     Machinery and equipment                 3-10        17,567        19,454
     Less accumulated depreciation                      (14,305)      (16,495)
                                                        -------       -------
                                                          7,712         8,756
                                                          -----         -----

     Capital leases:
       Building and improvements                          3,117         3,117
       Equipment                                            370           370
       Less accumulated amortization                     (1,243)       (1,364)
                                                          ------        ------
                                                          2,244         2,123
                                                          -----         -----
                                                       $  9,956      $ 10,879
                                                       ========      ========

     Depreciation expense was approximately $2.2 million, $2.3 million and $2.3 million for the years ended 2000, 2001 and 2002, respectively. Included in that amount are approximately $.2 million, $.1 million and $.1 million of depreciation of assets under capital leases.

4.   GOODWILL

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                  Fifty-two Weeks Ended
                                          December 30, December 29, December 28,
                                             2000         2001         2002
                                                   (in thousands)

     Reported net income                   $10,739       $12,095       $13,171
     Goodwill amortization, net of tax       2,321         2,321          --
                                             -----         -----         -----
     Adjusted net income                   $13,060       $14,416       $13,171
                                           =======       =======       =======

     The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. During the quarter ended March 30, 2002, the Company completed the transitional impairment test and did not record any impairments of goodwill. Also, during the year ended December 28, 2002, the Company completed an impairment test and did not record any impairments of goodwill.

5.   FINANCING

     Debt consists of the following:

                                   Interest Rate
                                   at December 28,  December 29, December 28,
                                       2002          2001          2002
                                                       (in thousands)

     Revolving credit facility (a)     4.25 %      $   --       $  2,693
                                                    =====       ========

     Long-term debt:
       10% senior notes (b)           10.00 %      $155,000     $148,300
                                                   ========     ========

     (a) Revolving Credit Facility - The Company's bank credit facility is scheduled to mature on June 30, 2004, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. The interest rate shown is the bank prime rate. Given the low amount of borrowing, the Company elected not to use the Eurodollar option. During 2002 the average interest rate for the outstanding borrowing was 4.61%.

          Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible receivables and 60% of eligible inventory. Borrowings under the Company's revolving bank credit facility were approximately $2.7 million (excluding $6.0 million of outstanding letters of credit) at December 28, 2002. Additional borrowing capacity of $81.9 million was available at that time under the Company's then current borrowing base certificate.

          The borrowings under the revolving credit facility are secured by the Company's inventories and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to interest coverage and capital expenditures. The Company was in compliance with the covenants as of December 28, 2002.

     (b) 10% Senior Notes - The senior notes were issued under an Indenture Agreement (the "Indenture") dated as of June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $155 million principal amount, maturing on June 15, 2007. The senior notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, having commenced December 15, 1997.

          The senior notes are redeemable at the Company's option, in whole or in part, at any time on or after June 15, 2002, at redemption prices set forth in the Indenture. Upon the occurrence of a change of control, holders of the senior notes have the right to require the Company to repurchase all or a portion of the senior notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

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

          During 2002, the Company purchased $6.7 million of its senior notes on the open market at par and retired them.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                   December 29, 2001     December 28, 2002
                                   Carrying     Fair     Carrying    Fair
                                    Amount      Value     Amount     Value
                                                (in thousands)
Debt:
     Revolving credit facility      $   --     $   --     $  2,693   $  2,693
     10% senior notes                155,000    149,188    148,300    146,076
     Notes receivable - current       11,075     11,075     12,337     12,337
     Notes receivable - long-term      7,464      7,464      7,981      7,981


     The fair value of the 10% senior notes as of December 29, 2001 and December 28, 2002 is based on trade prices of 96.25 and 98.50, respectively, representing yields of 10.9% (as of December 29, 2001) and 10.5% (as of December 28, 2002), respectively. Based on the borrowing rate currently available to the Company, the book or carrying value of the revolving credit facility is considered to be equivalent to its fair value.

     The book value of the current and long-term notes receivable is equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

7.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 29,   December 28,
                                                   2001          2002
                                                     (in thousands)

     Employee benefits                           $ 9,848        $ 9,822
     Due to vendors/customers                      9,523          9,848
     Other                                         6,831          7,475
     Legal and environmental                       2,266          3,764
     Interest                                        605            531
                                                 -------        -------
                                                 $29,073        $31,440
                                                 =======        =======

8.   RETIREMENT

     a. Pension Plans - The Company maintains a noncontributory defined benefit pension plan covering substantially all of its noncollective bargaining employees. The Company would make annual contributions if required to the plan in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Company's pension plan are invested in Treasury notes, U.S. Government agency bonds, corporate bonds, money market funds, and other investments.

     The following table provides information for the pension plan:

                                                     December 29,   December 28,
                                                         2001           2002
                                                           (in thousands)

     Change in benefit obligation:
       Benefit obligation at beginning of year        $ 46,312         $ 49,533
       Service cost                                        705              816
       Plan change                                        --                 37
       Interest cost                                     3,482            3,498
       Actuarial loss                                    2,817            3,129
       Benefits paid                                    (3,783)          (3,837)
                                                        ------           ------
     Benefit obligation at end of year                $ 49,533         $ 53,176
                                                      ========         ========


                                                      December 29,  December 28,
                                                         2001           2002
                                                            (in thousands)

     Change in plan assets:
       Fair value of plan assets at beginning of year $ 54,312         $ 53,946
       Actual return on plan assets                      3,417            3,750
       Benefit payments                                 (3,783)          (3,837)
                                                        ------           ------
     Fair value of plan assets at end of year         $ 53,946         $ 53,859
                                                      ========         ========

     Reconciliation of funded status:
       Funded status (fair value of plan assets
       less benefit obligation)                       $  4,413         $    683
       Unrecognized net actuarial loss                  13,587           17,681
       Unrecognized prior service cost                      94              112
                                                            --              ---
     Prepaid benefit cost                             $ 18,094         $ 18,476
                                                      ========         ========

     The Company has included the prepaid benefit cost of approximately $18.1 million and $18.5 million in other assets for the years ended December 29, 2001 and December 28, 2002, respectively.

     Net pension cost includes the following components:

                                                     December 30,  December 29,  December 28,
                                                       2000           2001          2002
                                                                 (in thousands)
     Service cost                                      $   644      $   705      $   816
     Interest cost                                       3,427        3,482        3,498
     Expected return on plan assets                     (4,526)      (5,104)      (5,069)
     Amortization of prior service cost                     14           14           18
     Amortization of net loss from earlier periods        --           --            355
                                                          ----         ----           ---
                                                       $  (441)     $  (903)     $  (382)
                                                       =======      =======      =======

      For the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, the following actuarial assumptions were used:

                                      December 30, December 29, December 28,
                                         2000         2001         2002

     Weighted average discount rate       7.75 %     7.25 %       6.75 %
     Rate of increase in future
       compensation levels                6.00        6.00        6.00
     Expected long-term rate of
       return on plan assets              9.00        9.00        8.25

      The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in operations was as follows:

      Year Ended                                                (in thousands)

      December 30, 2000                                            $1,109
      December 29, 2001                                             1,266
      December 28, 2002                                             1,460

     b. Savings Plan - The Company maintains a defined contribution 401(k) savings plan. Employees of the Company who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the plan after completing one year of employment.

          Eligible employees may elect to contribute on a tax-deferred basis from 1% to 60% of their total compensation (as defined in the savings plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution equal to a designated percentage of a participant's basic contribution (which all may be subject to certain statutory limitations). Company contributions to the plan are summarized below:

      Year Ended                                                 (in thousands)

      December 30, 2000                                             $ 215
      December 29, 2001                                               217
      December 28, 2002                                               230

9.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                     December 29,   December 28,
                                                        2001           2002
                                                          (in thousands)

     Deferred income tax liability, net               $ 7,159        $ 7,361
     Environmental and other                              436            439
     Employee benefits                                    280            224
                                                        -----         ------
                                                      $ 7,875        $ 8,024
                                                      =======        =======

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

     The Company entered into a lease agreement to lease a dry distribution facility, which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997. The term of the lease, as amended expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $3.1 million per year (through the expiration date).

     In November 1997, the Company entered into an agreement to lease a new frozen distribution facility in Carteret, New Jersey. The lease is accounted for as an operating lease. The lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million for the first ten years and approximately $3.2 million for the last ten years.

     The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 28, 2002:

                                                    Capital      Operating
     Fiscal Year Ending                             Leases        Leases
                                                       (in thousands)

     2003                                           $ 186        $10,417
     2004                                             186          9,439
     2005                                             186          8,423
     2006                                             186          8,260
     2007                                             186          7,395
     Thereafter                                     2,452         62,878
                                                    -----         ------
     Net minimum lease payments                     3,382       $106,812
                                                                ========
     Less interest                                  1,381
                                                    -----

     Present value of net minimum lease payments
      (including current installments of $60)     $ 2,001
                                                  =======

     Total rent expense included in operations was as follows:

     Year Ended                                                 (in thousands)

     December 30, 2000                                              $12,064
     December 29, 2001                                               11,365
     December 28, 2002                                               11,595

     Letters of Credit - In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $4.7 million and $6.0 million on standby letters of credit with a bank as of December 29, 2001 and December 28, 2002, respectively.

     Guaranty - The Company has issued certain performance guarantees in an aggregate amount of approximately $2.0 million which decreases by approximately $.5 million per year through September 2006. The Company would be obligated to perform under the guarantees if the primary obligor defaulted on its payment obligations. As of the opinion date, management has assessed the likelihood of the primary obligor's default as low.

     Employment Agreements - The Company has employment agreements with two key executives, which are scheduled to expire in April 2005. In addition, one employee has a termination agreement that provides for a six-month notice to terminate. Under these agreements, combined annual salaries of approximately $1.1 million were paid in fiscal 2002. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

11.  EQUITY

     As a result of restrictive covenants contained in the Indenture governing the Company's publicly held debt, as well as those contained in the revolving credit facility, based on its results for year ended December 28, 2002, the Company is permitted to pay dividends up to approximately $6.6 million; however, the Company expects to request an amendment to its loan agreement to permit the payment of a $10 million dividend in 2003.

12.  OTHER INCOME - NET

     Other income consists of the following:

                                        December 30,  December 29,  December 28,
                                            2000         2001          2002
                                                  (in thousands)

     Interest income                       $2,532        $2,512        $1,933
     Net gain on disposal of assets            33           528          --
     Other - net                              952           735           803
                                              ---           ---           ---
                                           $3,517        $3,775        $2,736
                                           ======        ======        ======

13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                        December 29,December 28,
                                                             2001        2002
                                                              (in thousands)

     Deferred tax assets:
       Allowance for doubtful accounts                      $ 2,191    $ 2,235
       Accrued expenses not deductible until paid               697        751
       Difference between book and tax basis of property        121          3
                                                                ---          -

     Deferred tax assets                                      3,009      2,989

     Deferred tax liabilities:
       Pension asset valuation                               (7,280)    (7,364)
                                                             ------     ------

     Net deferred tax liabilities                           $(4,271)   $(4,375)
                                                            =======    =======

     As of December 28, 2002, the Company had a liability for current taxes of approximately $.7 million. The deferred tax liabilities of approximately $7.3 million and $7.4 million were netted against long term deferred tax assets of $.1 million and $0 and included in other long term liabilities for the years ended December 29, 2001 and December 28, 2002, respectively.

     The income tax provision consists of the following:

                               December 30,     December 29,    December 28,
                                 2000              2001              2002
                                             (in thousands)
     Current income tax         $   292        $ 8,815        $ 9,378
     Deferred income tax          8,236          1,966            104
                                  -----          -----            ---
                                $ 8,528        $10,781        $ 9,482
                                =======        =======        =======

     A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                      December 30, December 29, December 28,
                                                          2000        2001         2002
                                                                   (in thousands)
     Tax at statutory rate                              $ 6,551     $ 8,007     $ 7,950
     State and local taxes - net of Federal benefit       1,234       2,010       1,532
     Permanent differences - goodwill                       743         764        --
                                                            ---         ---
                                                        $ 8,528     $10,781     $ 9,482
                                                        =======     =======     =======

14.  RELATED PARTY TRANSACTIONS

     A director/senior officer of the Company is a director of a customer. During each of the three years in the period ended December 28, 2002, the Company sold various products in the amounts of approximately $ 45.9 million, $ 47.1 million and $49.0 million, respectively, to this customer.

     A director of the Company is a partner in a firm that provides legal services to the Company on an on-going basis. The Company paid approximately $.1 million during each of the three years in the period ended December 28, 2002, to the law firm for legal services.

     The Company employs the services of a risk management and insurance brokerage firm that is controlled by a director of the Company. Included in the statement of income are fees paid to the related party of approximately $.2 million during each of the three years in the period ended December 28, 2002. The Company purchased insurance with premiums of approximately $3.0 million from this insurance brokerage firm in fiscal 2002.

     The Company recorded income of approximately $.07 million, $0 and $0 for each of the three years in the period ended December 28, 2002, respectively, from an affiliated entity of the former President of the Company in connection with the sharing of office facilities and administrative expenses.

     In April 2000, the Company loaned two directors/senior officers of the Company approximately $.2 million each. The loans bear interest at 4.75% per annum and are due in April 2005. As of December 28, 2002, approximately $.1 million was outstanding on each loan which is included in current and long term notes receivable.

15.  MAJOR CUSTOMERS

     During the year ended December 30, 2000, sales to two individual customers represented 24.6% and 14.4% of net sales, respectively, and additionally sales to a group of customers represented 15.8%.

     During the year ended December 29, 2001, sales to two individual customers represented 24.9% and 14.0% of net sales, respectively, and additionally sales to a group of customers represented 14.7%.

     During the year ended December 28, 2002, sales to two individual customers represented 25.0% and 13.9% of net sales, respectively, and additionally sales to a group of customers represented 14.9%.

                                                                   Schedule II
DI GIORGIO CORPORATION AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      Balance at   Charged to         Balance at
                                      Beginning    Cost and              End of
      Description                      of Period   Expenses  Deductions  Period

     Allowance for doubtful accounts for the period ended:

     December 30, 2000                  4,729        700      (39)(1)     5,038

     December 29, 2001                  5,038        500      (28)(1)     5,256

     December 28, 2002                  5,256        500     (731)(1)     5,025


     (1) Accounts written off during the year, net of recoveries.