Form 10-Q
period 2003-03-29
DI GIORGIO CORP
filed 2003-05-01
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarter Ended March 29, 2003

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







     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


     As of April 29, 2003, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Condensed Balance Sheets,
     December 28, 2002 and March 29, 2003 (Unaudited)........................ 1

   Consolidated Condensed Income Statements,
     Thirteen Weeks Ended March 30, 2002
     and March 29, 2003 (Unaudited).......................................... 2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirteen Weeks Ended March 29, 2003 (Unaudited)......................... 3

   Consolidated Condensed Statements of Cash Flows,
     Thirteen Weeks Ended March 30, 2002 and
     March 29, 2003  (Unaudited)............................................. 4

   Notes to Consolidated Condensed Financial Statements (Unaudited).......... 5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................. 6


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................... 9

Certification Of Chief Executive Officer, Richard B. Neff.................... 10

Certification Of Chief Financial Officer, Lawrence S. Grossman............... 11

Signatures .................................................................. 12

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                    December 28,     March 29,
                                                        2002            2003
                                                                    (Unaudited)

                              ASSETS
Current Assets:
  Cash                                                $     629      $   8,617
  Accounts and notes receivable-net                     109,471        102,334
  Inventories                                            68,786         66,828
  Deferred income taxes                                   2,986          3,067
  Prepaid expenses                                        4,928          3,675
                                                      ---------      ---------
  Total current assets                                  186,800        184,521
                                                      ---------      ---------

Property, Plant & Equipment
  Cost                                                   28,735         29,034
  Accumulated depreciation                              (17,856)       (18,430)
                                                      ---------      ---------
  Net                                                    10,879         10,604
                                                      ---------      ---------

Long-term notes receivable                                7,981          7,776
Other assets                                             21,397         20,732
Deferred financing costs-net                              2,514          2,357
Goodwill                                                 68,893         68,893
                                                      ---------      ---------
Total assets                                           $298,464       $294,883
                                                      =========      =========

                LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Revolving credit facility                           $  2,693       $      0
  Accounts payable                                      77,833         68,997
  Accrued expenses                                      31,440         36,433
  Notes and leases payable within one year                  60             61
                                                      --------       --------
  Total current liabilities                            112,026        105,491
                                                      --------       --------

Long-term debt                                         148,300        148,300
Capital lease liability                                  1,941          1,924
Other long-term liabilities                              8,024          7,874
Stockholders' Equity:
  Common stock                                            --             --
  Additional paid-in-capital                             8,002          8,002
  Retained earnings                                     20,171         23,292
                                                      --------       --------
  Total stockholders' equity                            28,173         31,294
                                                      --------       --------
  Total liabilities & stockholders' equity            $298,464       $294,883
                                                      ========       ========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (Unaudited)

                                                        Thirteen weeks ended
                                                        --------------------
                                                      March 30,      March 29,
                                                         2002          2003

Revenue:
  Net sales                                           $ 387,376      $ 383,015
  Other revenue                                           2,022          2,239
                                                      ---------      ---------
  Total revenue                                         389,398        385,254

Cost of products sold                                   350,863        345,415
                                                      ---------      ---------

Gross profit-exclusive of warehouse                      38,535         39,839
 expense shown below

  Warehouse expense                                      14,352         15,232
  Transportation expense                                  6,961          7,848
  Selling, general and administrative expense             7,802          8,207
                                                      ---------      ---------


Operating income                                          9,420          8,552

  Interest expense                                        3,948          3,793
  Amortization - deferred financing costs                   163            157
  Other (income) - net                                     (467)          (848)
                                                      ---------      ---------

Income before income taxes                                5,776          5,450
Income tax expense                                        2,484          2,329
                                                      ---------      ---------

Net income                                            $   3,292      $   3,121
                                                      =========      =========



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                   Class A          Class B
                 Common Stock     Common Stock  Additional
                --------------   --------------  Paid-in   Retained
                Shares  Amount   Shares  Amount  Capital   Earnings     Total

Balance at
December 28,
2002            78.1158   $ --   76.8690   $ --   $8,002    $20,171     $28,173

Net income          --      --        --     --      --       3,121      $3,121
                -------   ----   -------   ----   ------    -------      ------

Balance at
March 29,
2003            78.1158   $ --   76.8690   $ --   $8,002    $23,292     $31,294
                =======   ====   =======   ====   ======    ========    =======



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                        Thirteen weeks ended
                                                        --------------------
                                                      March 30,       March 29,
                                                        2002            2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 3,292        $  3,121
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization of fixed assets           624             575
  Other amortization                                      678             602
  Provision for doubtful accounts                         125             125
  Non cash pension (income) expense                       (26)            243
  Deferred taxes                                            0            (216)
Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts & notes receivable                            (161)          7,012
  Inventory                                               804           1,958
  Prepaid expenses                                      1,205           1,253
  Long-term receivables                                  (137)            205
  Other assets                                            (75)             26
Increase (decrease) in:
  Accounts payable                                     (2,694)         (8,836)
  Accrued expenses and other liabilities                4,095           4,928
                                                      -------        --------
Net cash provided by operating activities               7,730          10,996
                                                      -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant & equipment               (1,444)           (299)
                                                      -------        --------
Net cash used in investing activities                  (1,444)           (299)
                                                      -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving
line-of-credit                                              0          (2,693)
Capital lease payments                                    (13)            (16)
                                                      -------        --------
Net cash used in financing activities                     (13)         (2,709)
                                                      -------        --------

Increase in cash                                        6,273           7,988

Cash at beginning of period                             1,807             629
                                                      -------        --------

Cash at end of period                                 $ 8,080        $  8,617
                                                      =======        ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
  Interest                                            $    33        $     52
                                                      =======        ========
  Income taxes                                        $   949        $    231
                                                      =======        ========

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of March 29, 2003, the consolidated condensed income statement for the thirteen weeks ended March 30, 2002 and March 29, 2003, the consolidated condensed statements of cash flows for the thirteen weeks ended March 30, 2002 and March 29, 2003, and consolidated condensed statement of stockholders' equity for the thirteen weeks ended March 29, 2003 and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 28, 2002 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements



Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the agreements governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.



Results of Operations

Thirteen weeks ended March 29, 2003 and March 30, 2002

Net sales for the thirteen weeks ended March 29, 2003 decreased 1.1% to $383.0 million as compared to $387.4 million for the thirteen weeks ended March 30, 2002 as a result of a change in product mix. Other revenue, relating to recurring customer related services increased to $2.2 million for the thirteen weeks ended March 29, 2003 as compared to $2.0 million in the prior period. The increase was a result of incremental storage revenue and a warehousing service for a national manufacturer as a result of the frozen warehouse expansion, completed in the fourth quarter of 2002.

Gross margin increased to 10.4% of net sales or $39.8 million for the thirteen weeks ended March 29, 2003, as compared to 9.9% of net sales or $38.5 million for the prior period because of a change in mix of both customers and products sold. We have taken, and will continue to take steps to maintain and improve our margins. Factors such as advantageous buying opportunities, the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. Accordingly, we cannot be certain whether the gross margins we realized in the first quarter of 2003 will continue.

Warehouse expense increased as a percentage of net sales to 4.0% of net sales or $15.2 million for the thirteen weeks ended March 29, 2003, as compared to 3.7% of net sales or $14.4 million in the prior period, primarily because of increased rent and real estate taxes associated with the frozen warehouse expansion completed in the fourth quarter of 2002, increased insurance expenses, increased utility expenses primarily due to a colder winter,as well as increased wages.

Transportation expense increased to 2.0% of net sales or $7.8 million for the thirteen weeks ended March 29, 2003 as compared to 1.8% of net sales or $7.0 million in the prior period primarily as a result of increased diesel fuel costs, increased tolls, and increased wage and benefit costs.

Selling, general and administrative expense increased to 2.1% of net sales or $8.2 million for the thirteen weeks ended March 29, 2003 as compared to 2.0% of net sales or $7.8 million for the prior period primarily as a result of a non-cash pension expense of approximately $.3 million due to lower discount rates and expected return on plan assets.

Interest expense decreased to $3.8 million for the thirteen weeks ended March 29, 2003 from $3.9 million for the prior period due to lower overall borrowings.

The Company recorded an income tax provision of $2.3 million, resulting in an effective income tax rate of 43% for the thirteen weeks ended March 29, 2003 as compared to a provision of $2.5 million and an effective rate of 43% in the prior period.

The Company recorded net income for the thirteen weeks ended March 29, 2003 of $3.1 million as compared to net income of $3.3 million in the prior period.


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

There were no borrowings under the Company's revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at March 29, 2003. The Company had additional borrowing capacity of $84.0 million available at that time under the Company's then current borrowing base availability certificate exclusive of $7.3 million of cash invested with the bank. The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate. The Company expects to receive a consent under its revolving credit facility in the second quarter of 2003 allowing for the payment of a $10 million dividend.

During the thirteen weeks ended March 29, 2003, cash flows provided by operating activities were approximately $11.0 million, consisting primarily of (i) cash generated from income before non-cash expenses of $4.5 million; (ii) a reduction of accounts and notes receivable (including the long-term portion) of $7.2 million (iii) an increase in accrued expenses and other liabilities of $4.9 million; (iv) a reduction of inventory of approximately $2.0 million and (v) a reduction of prepaid expenses of $1.3 million offset by a decrease in accounts payable of $8.8 million.

Cash flows used in investing activities during the thirteen weeks ended March 29, 2003 were approximately $.3 million, which were used exclusively for capital expenditures. Cash flows used in financing activities during the thirteen weeks ended March 29, 2003 were approximately $2.7 million primarily due to repayment of the revolving credit facility.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, decreased to $10.4 million during the thirteen weeks ended March 29, 2003 as compared to $11.0 million in the same period of the prior year. Increased operating costs (discussed above) were the principal reason behind the decline. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should this data be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to net income (in thousands):
                                                            2003       2002
                                                           ------     ------
          EBITDA                                           $10,420   $11,026
          Less: depreciation and
             amortization of fixed assets                      575       624
          Less: other amortization                             602       678
          Less: interest expense                             3,793     3,948
          Less: income tax provision                         2,329     2,484
                                                           -------   -------
          Net income                                       $ 3,121   $ 3,292
                                                           =======   =======


The consolidated indebtedness of the Company decreased to $150.3 million at March 29, 2003 as compared to $153.0 million at December 28, 2002 and stockholders' equity increased to $31.3 million at March 29, 2003 as compared to $28.2 million at December 28, 2002.

The Company is in discussions with its largest customer with respect to the terms of the relationship. There can be no assurance that the terms of the relationship will stay the same. The Company is also in discussions with potentially significant new customers in adjacent markets.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. The Company was in compliance with its covenants as of March 29, 2003.

From time to time when the Company considered market conditions attractive, the Company has, and may in future, purchase on the open market and retire a portion of its public debt.

 II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) 99.1 - Statement for SEC solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349).

     (b)  Reports on Form 8-K. None

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

                                            DI GIORGIO CORPORATION
                                            (Registrant)

Date:   April 29, 2003                  /s/ Richard B. Neff
                                            -------------------------
                                            Richard B. Neff
                                            Chief Executive Officer

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

                                            DI GIORGIO CORPORATION
                                            (Registrant)

Date:    April 29, 2003                  /s/ Lawrence S. Grossman
                                            ------------------------------
                                            Lawrence S. Grossman
                                            Chief Financial Officer

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


Date:    April 29, 2003