Form 10-Q
period 2003-06-28
DI GIORGIO CORP
filed 2003-08-11
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 28, 2003

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ -----


     As of August 7, 2003, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                      INDEX


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
     December 28, 2002 and June 28, 2003 (Unaudited)....................      1

   Consolidated Condensed Income Statements,
     Thirteen Weeks and Twenty-Six Weeks Ended June 29, 2002
     and June 28, 2003 (Unaudited)......................................      2

   Consolidated Condensed Statement of Stockholders' Equity,
     Twenty-Six Weeks Ended June 28, 2003 (Unaudited)...................      3

   Consolidated Condensed Statements of Cash Flows,
     Twenty-Six Weeks Ended June 29, 2002 and
     June 28, 2003  (Unaudited).........................................      4

   Notes to Consolidated Condensed Financial Statements (Unaudited).....      5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .........................................      6

Item 4. Controls and Procedures.........................................     10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................     10

Signatures..............................................................     11

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                               December 28, 2002  June 28, 2003
                                                                   (Unaudited)
                          ASSETS
Current Assets:
  Cash                                             $     629      $   6,944
  Accounts and notes receivable-net                  109,471        100,687
  Inventories                                         68,786         64,128
  Deferred income taxes                                2,986          2,969
  Prepaid expenses                                     4,928          4,778
                                                    --------       --------
     Total current assets                            186,800        179,506
                                                    --------       --------

Property, Plant and Equipment
  Cost                                                28,735         29,155
  Accumulated depreciation and amortization          (17,856)       (18,936)
                                                    --------       --------
  Net                                                 10,879         10,219
                                                    --------       --------

Long-term notes receivable                             7,981          7,234
Other assets                                          21,397         20,507
Deferred financing costs-net                           2,514          2,200
Goodwill                                              68,893         68,893
                                                    --------       --------
     Total assets                                  $ 298,464      $ 288,559
                                                    ========       ========

            LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                         $  2,693      $       0
  Accounts payable                                    77,833         76,762
  Accrued expenses                                    31,440         28,554
  Notes and leases payable within one year                60             62
                                                    --------       --------
     Total current liabilities                       112,026        105,378
                                                    --------       --------

Long-term debt                                       148,300        148,300
Capital lease liability                                1,941          1,908
Other long-term liabilities                            8,024          7,730
Stockholders' Equity:
  Common stock                                          --             --
  Additional paid-in-capital                           8,002          8,002
  Retained earnings                                   20,171         17,241
                                                    --------       --------
    Total stockholders' equity                        28,173         25,243
                                                    --------       --------
     Total liabilities & stockholders' equity      $ 298,464      $ 288,559
                                                    ========       ========





            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (Unaudited)

                                                 Thirteen weeks ended        Twenty-six weeks ended
                                            June 29, 2002  June 28, 2003  June 29, 2002  June 28, 2003
Revenue:
  Net sales                                   $ 387,956      $ 400,433      $ 775,332      $ 783,448
  Other revenue                                   1,962          2,512          3,984          4,751
                                              ---------      ---------      ---------      ---------
     Total revenue                              389,918        402,945        779,316        788,199

Cost of products sold                           350,024        362,223        700,887        707,638
                                              ---------      ---------      ---------      ---------

Gross profit-exclusive of warehouse              39,894         40,722         78,429         80,561
expense shown below

  Warehouse expense                              14,540         15,324         28,892         30,556
  Transportation expense                          7,400          7,545         14,361         15,393
  Selling, general and administrative expense     8,039          8,116         15,841         16,323
                                              ---------      ---------      ---------      ---------

Operating income                                  9,915          9,737         19,335         18,289

  Interest expense                                3,919          3,736          7,867          7,529
  Amortization - deferred financing costs           162            157            325            314
  Other (income) - net                             (774)        (1,000)        (1,241)        (1,848)
                                              ---------      ---------      ---------      ---------

Income before income taxes                        6,608          6,844         12,384         12,294
Income tax expense                                2,841          2,895          5,325          5,224
                                              ---------      ---------      ---------      ---------

Net income                                    $   3,767      $   3,949      $   7,059      $   7,070
                                              =========      =========      =========      =========





            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                                    Class A             Class B      Additional
                                  Common Stock        Common Stock    Paid-in   Retained
                                Shares     Amount   Shares   Amount   Capital   Earnings    Total

Balance at December 28, 2002    78.1158    $ --     76.8690    $ --   $8,002    $20,171    $28,173

Net income                           --      --          --      --       --      7,070     $7,070

Dividend                                                                        (10,000)   (10,000)
                                                                                --------   --------

Balance at June 28, 2003        78.1158    $ --     76.8690    $ --   $8,002    $17,241    $25,243
                                =======    ====     =======    ====   ======    =======    =======










            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                        Twenty-six weeks ended
                                                     June 29, 2002 June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 7,059      $  7,070
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization of fixed assets             1,153         1,115
  Other amortization                                        1,352         1,286
  Provision for doubtful accounts                             250           250
  Non cash pension (income) expense                           (79)          486
  Deferred income taxes                                       168          (118)
Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts and  notes receivable                           (4,777)        8,534
  Inventories                                               2,165         4,658
  Prepaid expenses                                         (4,036)          150
  Long-term receivables                                      (298)          747
  Other assets                                               (210)         (471)
Increase (decrease) in:
  Accounts payable                                          5,107        (1,071)
  Accrued expenses and other liabilities                      748        (3,141)
                                                          -------      --------
Net cash provided by operating activities                   8,602        19,495
                                                          -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                 (2,459)         (456)
                                                          -------      --------

Net cash used in investing activities                      (2,459)         (456)
                                                          -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line-of-credit      0        (2,693)
Dividends paid                                             (6,000)      (10,000)
Proceeds from note participation sale                       1,878             0
Capital lease payments                                        (27)          (31)
                                                          -------      --------
Net cash used in financing activities                      (4,149)      (12,724)
                                                          -------      --------

Increase in cash                                            1,994         6,315

Cash at beginning of period                                 1,807           629
                                                          -------      --------

Cash at end of period                                     $ 3,801      $  6,944
                                                          =======      ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                              $ 7,829      $  7,500
                                                          =======      ========
    Income taxes                                          $ 5,392      $  5,228
                                                          =======      ========






       See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of June 28, 2003, the consolidated condensed income statements for the twenty-six weeks and thirteen weeks ended June 29, 2002 and June 28, 2003, the consolidated condensed statement of stockholders' equity for the twenty-six weeks ended June 28, 2003, and the consolidated condensed statements of cash flows for the twenty-six weeks ended June 29, 2002 and June 28, 2003, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 28, 2002, as well as Form 10-Q for the quarter ended March 29, 2003 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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



Results of Operations

Thirteen weeks ended June 28, 2003 and June 29, 2002

Net sales for the thirteen weeks ended June 28, 2003 rose 3.2% to $400.4 million as compared to $388.0 million for the thirteen weeks ended June 29, 2002, primarily due to sales to new customers in adjacent markets. Other revenue, consisting of recurring customer related services, increased to $2.5 million for the thirteen weeks ended June 28, 2003 as compared to $2.0 million in the prior period. The increase was a result of incremental storage revenue and providing a warehousing service for a national manufacturer. The frozen warehouse expansion, completed in the fourth quarter of 2002 ("the Frozen Warehouse Expansion") added the capacity which allowed the Company to provide this service.

Gross margin decreased as a percentage of net sales to 10.2% of net sales or $40.7 million for the thirteen weeks ended June 28, 2003, as compared to 10.3% of net sales or $39.9 million for the prior period. Factors such as advantageous buying opportunities, the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin in the future.

Warehouse expense increased as a percentage of net sales to 3.8% of net sales or $15.3 million for the thirteen weeks ended June 28, 2003, as compared to 3.7% of net sales or $14.5 million in the prior period, primarily as a result of higher wages and increased building costs as a result of the Frozen Warehouse Expansion.

Transportation expense remained flat at 1.9% of net sales or $7.5 million for the thirteen weeks ended June 28, 2003 as compared to 1.9% of net sales or $7.4 million in the prior period.

Selling, general and administrative expense decreased to 2.0% of net sales or $8.1 million for the thirteen weeks ended June 28, 2003 as compared to 2.1% of net sales or $8.0 million in the prior period.

Other income increased to $1.0 million in the thirteen weeks ended June 28, 2003 as compared to $.8 million for the prior period.

Interest expense decreased to $3.7 million for the thirteen weeks ended June 28, 2003 from $3.9 million for the prior period as a result of less borrowed money outstanding during 2003.

The Company recorded an income tax provision of $2.9 million, resulting in an effective income tax rate of 42% for the thirteen weeks ended June 28, 2003 as compared to a provision of $2.8 million and an effective rate of 43% in the prior period.

The Company recorded net income for the thirteen weeks ended June 28, 2003 of $3.9 million as compared to net income of $3.8 million in the prior period.


Twenty-six weeks ended June 28, 2003 and June 29, 2002

Net sales for the twenty-six weeks ended June 28, 2003 rose 1.1% to $783.4 million as compared to $775.3 million for the twenty-six weeks ended June 29, 2002 primarily due to higher sales to new customers in adjacent markets. Other revenue, consisting of recurring customer related services, increased to $4.8 million for the twenty-six weeks ended June 28, 2003 as compared to $4.0 million in the prior period primarily as a result of incremental storage revenue and providing a warehousing service for a national manufacturer.

Gross margin increased to 10.3% of net sales or $80.6 million for the twenty-six weeks ended June 28, 2003, as compared to 10.1% of net sales or $78.4 million for the prior period, reflecting a change in mix of both customers and products sold, as well as an increase in special pricing opportunities that the Company was able to take advantage of. Factors such as advantageous buying opportunities, the additions of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin in the future. It is uncertain that the improvement in gross margin realized in this year will continue.

Warehouse expense increased as a percentage of net sales to 3.9% of net sales or $30.6 million for the twenty-six weeks ended June 28, 2003, as compared to 3.7% of net sales or $28.9 million in the prior period primarily as a result of higher wages and increased building costs as a result of the Frozen Warehouse Expansion

Transportation expense increased to 2.0% of net sales or $15.4 million for the twenty-six weeks ended June 28, 2003 as compared to 1.9% of net sales or $14.4 million in the prior period primarily as a result of increased expenses including wages, fringe benefits, equipment rental, tolls and fuel.

Selling, general and administrative expense increased to 2.1% of net sales or $16.3 million for the twenty-six weeks ended June 28, 2003 as compared to 2.0% of net sales or $15.8 million for the prior period.

Other income increased to $1.8 million in the twenty-six weeks ended June 28, 2003 as compared to $1.2 million for the prior period.

Interest expense decreased to $7.5 million for the twenty-six weeks ended June 28, 2003 from $7.9 million for the prior period as a result of less borrowed money outstanding during 2003.

The Company recorded an income tax provision of $5.2 million, resulting in an effective income tax rate of 42% for the twenty-six weeks ended June 28, 2003 as compared to a provision of $5.3 million and an effective rate of 43% in the prior period.

The Company recorded net income for the twenty-six weeks ended June 28, 2003 of $7.1 million as compared to net income of $7.1 million in the prior period.


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

There were no borrowings under the Company's revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at June 28, 2003. The Company had additional borrowing capacity of $84.0 million available at that time under the Company's then current borrowing base availability certificate exclusive of $6.8 million of cash invested. The Company's bank credit facility is scheduled to mature on June 30, 2004 and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate. The Company currently expects to be able to extend or replace its revolving bank credit facility on terms similar to the terms presently in place. The Company paid a $10.0 million dividend in June 2003.

During the twenty-six weeks ended June 28, 2003, cash flows provided by operating activities were approximately $19.5 million, consisting primarily of
(i) cash generated from income before non-cash expenses of $10.1 million, (ii) a reduction in accounts and notes receivable (including long-term portion) of $9.3 million , (iii) a reduction of inventories of $4.7 million offset by (i) a decrease in accounts payable, accrued expenses, and other liabilities of $4.2 million and (ii) an increase in other assets of $ .5 million.

Cash flows used in investing activities during the twenty-six weeks ended June 28, 2003 were approximately $.5 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $12.7 million consisted of dividends paid in the amount of $10.0 million and $2.7 million of net repayments under the Company's revolving bank credit facility.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $22.2 million during the twenty-six weeks ended June 28, 2003 as compared to $22.8 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information is useful given the significance of the Company's depreciation and amortization and because of its highly leveraged financial position. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to net income (in thousands):
                                                    Six months ended June
                                                       2003      2002
                                                      ------    ------
          EBITDA                                     $22,224   $22,756
          Less: depreciation and
             amortization of fixed assets              1,115     1,153
          Less: other amortization                     1,286     1,352
          Less: interest expense                       7,529     7,867
          Less: income tax provision                   5,224     5,325
                                                       -----     -----
          Net income                                $  7,070   $ 7,059
                                                       =====     =====



The consolidated indebtedness of the Company was at $150.3 million at June 28, 2003 as compared to $153.0 million at December 28, 2002 and stockholders' equity decreased to $25.2 million at June 28, 2003 as compared to $28.2 million at December 28, 2002 as a result of net income being offset by the $10.0 million dividend paid in June 2003.

The Company continues to be in discussions with its largest customer with respect to the terms of the relationship. There can be no assurance that the terms of the relationship will stay the same.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of June 28, 2003, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has, and may in the future, purchase its notes on the open market and retire a portion of its public debt.

Kings Super Markets, Inc. ("Kings"), a customer of the Company, is supplied pursuant to a September 1977 Agreement, as amended. Gristedes Foods Inc, a long-time customer of the Company, has expressed interest in purchasing Kings. If Gristedes is successful in purchasing Kings, the Company has agreed to support the transaction in the amount of $10 million in exchange for a 10 year supply agreement containing among other items, minimum purchase amounts.


Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.



II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     (a) 31.1 - Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. Filed herewith.

          31.2- Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. Filed herewith.

          32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Di Giorgio Corporation Pursuant to 18 U. S.C. Section 1350

     (b)  Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          DI GIORGIO CORPORATION


                                    By:   /s/ Richard B. Neff
                                          --------------------------------------
                                          Richard B. Neff
                                          Co-Chairman and Chief
                                          Executive Officer

                                    By:   /s/ Stephen R. Bokser
                                          --------------------------------------
                                          Stephen R. Bokser
                                          Co-Chairman, President, and Chief
                                          Operating Officer

                                    By:   /s/ Lawrence S. Grossman
                                          --------------------------------------
                                          Lawrence S. Grossman
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


Date:    August 11, 2003