Form 10-Q
period 2003-09-27
DI GIORGIO CORP
filed 2003-11-10
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 27, 2003

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











     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ -----


     As of October 30, 2003, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                      INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Condensed Balance Sheets,
     December 28, 2002 and September 27, 2003 (Unaudited).................   1

   Consolidated Condensed Income Statements,
     Thirteen and Thirty-Nine Weeks Ended September 28, 2002
     and September 27, 2003 (Unaudited)...................................   2

   Consolidated Condensed Statement of Stockholders Equity,
     Thirty-Nine Weeks Ended September 27, 2003 (Unaudited)...............   3

   Consolidated Condensed Statements of Cash Flows,
     Thirty-Nine Weeks Ended September 28, 2002 and
     September 27, 2003  (Unaudited)......................................   4

   Notes to Consolidated Condensed Financial Statements (Unaudited).......   5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...........................................   6

Item 4. Controls and Procedures...........................................  11

PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................  11

Signatures................................................................  12

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                    December 28,   September 27,
                                                       2002             2003
                                                                     (unaudited)
                      ASSETS
Current Assets:
Cash                                                $     629         $  26,572
Accounts and notes receivable-net                     109,471           103,809
Inventories                                            68,786            66,338
Deferred income taxes                                   2,986             3,235
Prepaid expenses                                        4,928             4,846
                                                    ---------         ---------
Total current assets                                  186,800           204,800
                                                    ---------         ---------

Property, Plant and Equipment
Cost                                                   28,735            29,417
Accumulated depreciation and amortization             (17,856)          (19,494)
                                                    ---------         ---------
Net                                                    10,879             9,923
                                                    ---------         ---------

Long-term notes receivable                              7,981             4,981
Other assets                                           21,397            19,976
Deferred financing costs-net                            2,514             2,043
Goodwill                                               68,893            68,893
                                                    ---------         ---------

Total assets                                        $ 298,464         $ 310,616
                                                    =========         =========

        LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facility                           $   2,693         $       0
Accounts payable                                       77,833            84,070
Accrued expenses                                       31,440            39,616
Notes and leases payable within one year                   60                63
                                                    ---------         ---------
Total current liabilities                             112,026           123,749
                                                    ---------         ---------

Long-term debt                                        148,300           148,300
Capital lease liability                                 1,941             1,893
Other long-term liabilities                             8,024             7,700
Stockholders' Equity:
Common stock                                             --                --
Additional paid-in-capital                              8,002             8,002
Retained earnings                                      20,171            20,972
                                                    ---------         ---------
Total stockholders' equity                             28,173            28,974
                                                    ---------         ---------
Total liabilities & stockholders' equity            $ 298,464         $ 310,616
                                                    =========         =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)



                                            Thirteen weeks ended          Thirty-nine weeks ended
                                              Sept 28,     Sept 27,       Sept 28,       Sept 27,
                                                2002         2003           2002           2003
Revenue:
    Net sales                                  $ 370,671   $ 391,582   $ 1,146,003   $ 1,175,030
    Other revenue                                  1,766       2,453         5,750         7,204
                                               ---------   ---------   -----------   -----------
              Total revenue                      372,437     394,035     1,151,753     1,182,234

Cost of products sold                            334,889     352,788     1,035,776     1,060,426
                                               ---------   ---------   -----------   -----------

Gross profit-exclusive of warehouse
expense shown below                               37,548      41,247       115,977       121,808
  Warehouse expense                               14,599      15,906        43,491        46,462
  Transportation expense                           7,378       7,774        21,739        23,167
  Selling, general and administrative expense      7,076       7,799        22,917        24,122
                                               ---------   ---------   -----------   -----------

Operating income                                   8,495       9,768        27,830        28,057

  Interest expense                                 3,866       3,699        11,733        11,228
  Amortization-deferred financing costs              163         157           488           471
  Other (income)-net                                (595)       (542)       (1,836)       (2,390)
                                               ---------   ---------   -----------   -----------

Income before income taxes                         5,061       6,454        17,445        18,748
Income tax expense                                 2,122       2,723         7,448         7,947
                                               ---------   ---------   -----------   -----------

Net income                                     $   2,939   $   3,731   $     9,997   $    10,801
                                               =========   =========   ===========   ===========



            See Notes to Consolidated Condensed Financial Statements

                              Di Giorgio Corporation and Subsidiaries
                     Consolidated Condensed Statement of Stockholders' Equity
                                 (in thousands, except share data)
                                            (unaudited)


                             Class A            Class B     Additional
                           Common Stock      Common Stock     Paid in   Retained
                          Shares  Amount   Shares    Amount   Capital   Earnings     Total
Balance at               78.1158   $ --    76.8690   $ --     $8,002    $20,171    $28,173
December 28, 2002

Net income                    --     --         --     --         --     10,801    $10,801

Dividend                                                                (10,000)   (10,000)
                                                                        --------   --------

Balance at               78.1158   $ --    76.8690   $ --     $8,002    $20,972    $28,974
September 27, 2003       =======   ====    =======   ====     =======   ========   ========












            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                     Thirty-nine weeks ended
                                                    September 28, September 27,
                                                        2002          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  9,997      $ 10,801
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization of fixed assets          1,710         1,672
 Other amortization                                     1,986         1,803
 Provision for doubtful accounts                          375           375
 Non cash pension (income) expense                       (133)          728
 Deferred income taxes                                   (186)         (528)
Changes in assets and liabilities:
 (Increase) decrease in:
 Accounts and  notes receivable                        (4,189)        5,287
 Inventories                                            2,417         2,448
 Prepaid expenses                                      (2,581)           82
 Long-term receivables                                 (1,476)        3,000
 Other assets                                            (270)         (494)
Increase in:
 Accounts payable                                       5,716         6,237
 Accrued expenses and other liabilities                 5,374         7,988
                                                     --------      --------
Net cash provided by operating activities              18,740        39,399
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment             (2,545)         (718)
                                                     --------      --------
Net cash used in investing activities                  (2,545)         (718)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit               0        (2,693)
Dividends paid                                         (6,000)      (10,000)
Proceeds from note participation sale                   1,878             0
Capital lease payments                                    (42)          (45)
                                                     --------      --------
Net cash used in financing activities                  (4,164)      (12,738)
                                                     --------      --------

Increase in cash                                       12,031        25,943

Cash at beginning of period                             1,807           629
                                                     --------      --------

Cash at end of period                                $ 13,838      $ 26,572
                                                     ========      ========

Supplemental Disclosure of Cash Flow Information
 Cash paid during the period:
  Interest                                           $  7,863      $  7,533
                                                     ========      ========
  Income taxes                                       $  8,737      $  5,262
                                                     ========      ========

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of September 27, 2003, the consolidated condensed income statements for the thirty-nine weeks and thirteen weeks ended September 28, 2002 and September 27, 2003, the consolidated condensed statement of stockholders' equity for the thirty-nine weeks ended September 27, 2003, and the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 28, 2002 and September 27, 2003, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 28, 2002, as well as Form 10-Q for the quarters ended March 29, 2003 and June 28, 2003, as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may incur; dependence on key personnel; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation, especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.

General

On October 9, 2003, the Company announced that its current business arrangement with the Great Atlantic & Pacific Tea Company ("A&P") would end in approximately thirty days. While the Company has begun to reduce expenses to help compensate for the reduced sales, the loss of this business will have a negative impact on earnings. Sales to A&P were $388.5 million in fiscal 2002 and $276.4 million for the thirty-nine weeks ended September 27, 2003. The loss of these sales will be partially offset by increased sales to newly obtained customers in the second and third quarters of 2003. The Company has also established a new division, DGI Specialty Foods, which should be operational in the fourth quarter of 2003. The new division will offer a complete line of specialty food products including ethnic, gourmet, imported, and organic food items. This product category is considered one of the fastest growing areas of the supermarket business.

Results of Operations

Thirteen weeks ended September 27, 2003 and September 28, 2002

Net sales for the thirteen weeks ended September 27, 2003 increased 5.6% to $391.6 million as compared to $370.7 million for the thirteen weeks ended September 28, 2002 primarily as a result of sales to new customers. Other revenue, consisting of recurring customer related services, increased to $2.5 million for the thirteen weeks ended September 27, 2003 as compared to $1.8 million in the prior period. The increase was a result of providing a warehousing service for a national manufacturer and incremental storage revenue. The frozen warehouse expansion, completed in the fourth quarter of 2002 ("the Frozen Warehouse Expansion") added the capacity to enable the Company to provide this service.

Gross margin increased to 10.5% of net sales or $41.2 million for the thirteen weeks ended September 27, 2003, as compared to 10.1% of net sales or $37.5 million for the prior period reflecting increased other revenue from frozen warehousing services, a change in mix of both customers and products sold, and allowances related to new products the Company is carrying. The Company has, and will continue to, take steps intended to maintain and improve its margins such as auditing and scrutinizing its acquisition cost of product, better inventory management, and taking advantage of forward buy opportunities. Factors such as the addition or loss of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with generally accepted accounting principles ("GAAP"), may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.1% of net sales or $15.9 million for the thirteen weeks ended September 27, 2003, as compared to 3.9% of net sales or $14.6 million in the prior period, primarily as a result of higher wages and fringes and increased building costs as a result of the Frozen Warehouse Expansion.

Transportation expense remained flat at 2.0% of net sales or $7.8 million for the thirteen weeks ended September 27, 2003 as compared to 2.0% of net sales or $7.4 million in the prior period.

Selling, general and administrative expense increased to 2.0% of net sales or $7.8 million for the thirteen weeks ended September 27, 2003 as compared to 1.9% of net sales or $7.1 million in the prior period primarily due to increased wages and benefits including non-cash pension expense, offset by a $.5 million reimbursement of previously expensed legal fees as a result of a legal settlement.

Other income decreased to $542,000 in the thirteen weeks ended September 27, 2003 as compared to $595,000 for the prior period.

Interest expense decreased to $3.7 million for the thirteen weeks ended September 27, 2003 from $3.9 million for the prior period as a result of less borrowed money outstanding during the current period.

The Company recorded an income tax provision of $2.7 million, resulting in an effective income tax rate of 42% for the thirteen weeks ended September 27, 2003 as compared to a provision of $2.1 million and an effective rate of 42% in the prior period.

The Company recorded net income for the thirteen weeks ended September 27, 2003 of $3.7 million as compared to a net income of $2.9 million in the prior period.


Thirty-nine weeks ended September 27, 2003 and September 28, 2002


Net sales for the thirty-nine weeks ended September 27, 2003 rose 2.5% to $1,175.0 million as compared to $1,146.0 million for the thirty-nine weeks ended September 28, 2002 primarily due to sales to new customers. Other revenue, consisting of recurring customer related services, increased to $7.2 million for the thirty-nine weeks ended September 27, 2003 as compared to $5.8 million in the prior period as a result of incremental storage revenue and providing a warehousing service for a national manufacturer.

Gross margin increased to 10.4% of net sales or $121.8 million for the thirty-nine weeks ended September 27, 2003, as compared to 10.1% of net sales or $116.0 million for the prior period, increased other revenue from frozen warehousing services, a change in mix of both customers and products sold, allowances related to new products the Company is carrying, as well as an increase in special pricing opportunities that the Company was able to take advantage of. The Company has, and will continue to, take steps intended to maintain and improve its margins such as auditing and scrutinizing its acquisition cost of product, better inventory management, and taking advantage of forward buy opportunities. Factors such as the addition or loss of high volume, lower margin customers, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.0% of net sales or $46.5 million for the thirty-nine weeks ended September 27, 2003, as compared to 3.8% of net sales or $43.5 million in the prior period primarily as costs associated with the Frozen Warehouse Expansion, increased wages, and increased insurance expense.


Transportation expense increased to 2.0% of net sales or $23.2 million for the thirty-nine weeks ended September 27, 2003 as compared to 1.9% of net sales or $21.7 million in the prior period primarily as a result of increased fuel and toll expenses.

Selling, general and administrative expense increased to 2.1% of net sales or $24.1 million for the thirty-nine weeks ended September 27, 2003 as compared to 2.0% of net sales or $22.9 million for the prior period primarily due to increased wages and benefits including non-cash pension expense, offset by a $.5 million reimbursement of previously expensed legal fees as a result of a legal settlement.

Other income increased to $2.4 million in the thirty-nine weeks ended September 27, 2003 as compared to $1.8 million for the prior period.

Interest expense decreased to $11.2 million for the thirty-nine weeks ended September 27, 2003 from $11.7 million for the prior period as a result of less borrowed money outstanding during 2003.

The Company recorded an income tax provision of $7.9 million, resulting in an effective income tax rate of 42% for the thirty-nine weeks ended September 27, 2003 as compared to a provision of $7.4 million and an effective rate of 44% in the prior period.

The Company recorded net income for the thirty-nine weeks ended September 27, 2003 of $10.8 million as compared to a net income of $10.0 million in the prior period.


Liquidity and Capital Resources

Cash flows from operations, cash on hand, and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility is scheduled to mature on June 30, 2004. The Company expects to extend or replace the bank credit facility on terms similar to the terms presently in place prior to the end of the first quarter of 2004. The Company believes that cash flows from operations and amounts available under the bank credit facility will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements through June 30, 2004, as well as any investments the Company may make.

There were no borrowings under the Company's revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at September 27, 2003. The Company had additional borrowing capacity of $84.0 million available at that time under the Company's then current borrowing base availability certificate, exclusive of $25.9 million of cash invested. The Company's bank credit facility bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate. The Company paid a $10 million dividend in June 2003.

During the thirty-nine weeks ended September 27, 2003, cash flows provided by operating activities were approximately $39.4 million, consisting primarily of
(i) cash generated from income before non-cash expenses of $14.9 million, (ii) an increase in accounts payable, accrued expenses, and other liabilities of $14.2 million, (iii) reductions of accounts and notes receivables (including long-term portion) of $8.3 million, and (iv) a reduction of inventory of $2.4 million offset by an increase in prepaid expenses and other assets of $.4 million.

Cash flows used in investing activities during the thirty-nine weeks ended September 27, 2003 were approximately $.7 million, which were used exclusively for capital expenditures. Net cash used in financing activities of approximately $12.7 million consisted primarily of dividends paid in the amount of $10.0 million and $2.7 million of net repayments of the bank credit facility.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $33.5 million during the thirty-nine weeks ended September 27, 2003 as compared to $32.9 million in the same period of the prior year. The Company has presented EBITDA supplementally because management believes this information enables management, investors, and others readers to evaluate and compare from period to period, the Company's results from ongoing operations in a more meaningful and consistent manner. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under GAAP (such as net income/loss or cash provided by/used in operating, investing and financing activities), nor should they be considered as an indicator of the Company's overall financial performance. Also, the EBITDA definition used herein may not be comparable to similarly titled measures reported by other companies.

Reconciliation of EBITDA to net income (in thousands):
                                                      Nine months ended Sept
                                                       2003           2002
                                                       ----           ----
         EBITDA                                      $33,451         $32,874
         Less: depreciation and
            amortization of fixed assets               1,672          1,710
         Less: other amortization                      1,803          1,986
         Less: interest expense                       11,228         11,733
         Less: income tax provision                    7,947          7,448
                                                       -----          -----
         Net income                                 $ 10,801         $ 9,997
                                                    ========         =======


The consolidated indebtedness of the Company decreased to $150.3 million at September 27, 2003 as compared to $153.0 million at December 28, 2002 and stockholders' equity increased to $29.0 million at September 27, 2003 as compared to $28.2 million at December 28, 2002.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of September 27, 2003, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased, and may in the future purchase its notes on the open market and retire a portion of its public debt.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 27, 2003. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

 II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) 31.1 - Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. Filed herewith.

          31.2- Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. Filed herewith.

          32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Di Giorgio Corporation Pursuant to 18 U. S.C. Section 1350

     (b)  Reports on Form 8-K.

          On October 9, 2003, we filed a Current Report on Form 8-K announcing the loss of a large customer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              DI GIORGIO CORPORATION


                                        By:   /s/ Richard B. Neff
                                              ---------------------------------
                                              Richard B. Neff
                                              Co-Chairman and Chief
                                              Executive Officer

                                        By:   /s/ Stephen R. Bokser
                                              ---------------------------------
                                              Stephen R. Bokser
                                              Co-Chairman, President, and Chief
                                              Operating Officer

                                        By:   /s/ Lawrence S. Grossman
                                              ---------------------------------
                                              Lawrence S. Grossman
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)


Date:    November 10, 2003