Form 10-Q/A
period 2003-03-29
DI GIORGIO CORP
filed 2004-02-05
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Explanation of Amendment

Di Giorgio Corporation, (the "Company") is filing this Form 10-Q/A ("Form 10-Q/A") as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended March 29, 2003 that was filed with the Securities and Exchange Commission on May 1, 2003 ("Form 10-Q") for the purpose of adding the following item which was inadvertently omitted from the Form 10-Q: (i) Part I, Item 4 (Controls and Procedures), and no other information included in the original Form 10-Q is amended hereby.

Part I

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 29, 2003. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.




Part II-OTHER INFORMATION

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


Date:    February 4, 2004