Form 10-K
period 2003-12-27
DI GIORGIO CORP
filed 2004-03-10
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes__ No X

As of March 5, 2004, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                                     PART I

ITEM 1.  BUSINESS.

Overview

Di Giorgio Corporation ("Di Giorgio", the "Company," "we" or "us") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the larger retail food markets in the United States. We serve supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area.

During 2003 we had revenue of $1,544.1 million, net income of $14.3 million and EBITDA (as more fully described in the Management's Discussion & Analysis section of this 10-K) of $44.2 million as compared to revenue of $1,559.5 million, net income of $13.2 million and EBITDA of $43.2 million in the prior year. The lower sales in 2003 are attributable to the loss of The Atlantic and Pacific Tea Company ("A&P") as a customer in October 2003. The rise in net income and EBITDA primarily reflects a reduction in transaction related expenses as more fully described in the "Management's Discussion & Analysis" section of this 10-K.


Products and Customer Support Services

General Products We sell three primary product categories: grocery (including non-food products normally carried in a supermarket), frozen and refrigerated food products. In the fourth quarter of 2003, we started a specialty food division, a fourth product category, which offers a complete line of specialty food products including ethnic, gourmet, imported, and organic food items. Across these four product categories, we will supply over 21,000 food and non-food items, comprised predominantly of brand name items. In addition to our large selection of brand name products, we market our well-recognized White Rose(R) label consistently across our three primary categories of products, as well as private label products for certain of our customers. While some customers purchase items from all four product categories, others purchase items from only one, two, or three product categories.

Generally products are sold at prices which reflect the manufacturer's stated price plus a profit margin. Prices are adjusted continuously based on vendor pricing.

Customer Support Services We offer a broad spectrum of retail support services to our customers, including advertising, promotional and merchandising assistance, retail operations counseling, computerized ordering services, technology support, an insurance program, coupon redemption services and store layout and equipment planning. Under our insurance program, we assist customers in obtaining liability, crime, and property insurance. Our technology division distributes and supports supermarket scanning and cash register equipment which is compatible with our information systems. We also offer our customers store engineering, sanitation and inspection services. We have a staff of retail counselors who visit stores on a regular basis to advise store management regarding their operations. Our larger independent and chain customers generally provide their own retail support. Most of our customers utilize our computerized order entry system, which allows them to place and confirm orders 24 hours a day, 7 days a week.

We periodically extend financial assistance to independent retailers in the form of loans for the purpose of (i) financing the purchase of new locations, (ii) financing the purchase of initial inventories and/or store renovations, and
(iii) financing working capital requirements. The primary purpose of those loans is to provide a means of continued growth for us by both developing new customer store locations and strengthening our existing customers through the improvement of their operations and physical locations. Generally, customers receiving loans purchase the majority of their grocery, frozen and refrigerated product inventory from us. Loans are usually secured, interest-bearing obligations that are generally repayable over a period of one to three years. As of December 27, 2003, our customer loan portfolio had an aggregate balance of approximately
$25.9 million. The portfolio consisted of 71 loans ranging in size from approximately $4,000 to approximately $5.8 million. In connection with extending loans, we evaluate our relationship with and the creditworthiness of the customer and seek to obtain adequate security. During the last three years, we sold participations in some of these loans to commercial banks. In addition, from time to time, we have provided other financial assistance to our customers in the form of performance guarantees. Currently we have two performance guarantees in the aggregate amount of approximately $1.6 million which decreases by approximately $.6 million per year and expire in 2005 and 2006. Additional information regarding the performance guarantees is discussed under Management's Discussion & Analysis Off-balance sheet arrangements and contractual obligations.

Markets and Customers

Our principal markets are all five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area. We also have customers in upstate New York, Puerto Rico, Pennsylvania, Delaware, Maryland, Connecticut, Massachusetts and Rhode Island and we are evaluating further expansion into these and other markets.

Our customers primarily consist of three types of grocery retailers: independent retailers (including members of voluntary cooperatives), chains and convenience stores. These retailers generally do not maintain their own internal distribution operations for one or more of our product categories. Our customers which are independent food retailers and/or members of voluntary cooperatives seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising. New York City, our principal market, is characterized by unique retail food market dynamics and distribution challenges. These characteristics include: high population density, ethnic diversity, premium rent costs, relatively small customer locations, limited available retail floor space and heavy traffic volumes. Consequently, in this market relative to others, there is a disproportionately large number of independent retailers and small chains, each serving the special needs of their local communities; the "supercenter" or large supermarket store format, while slowly increasing its presence in the New York metropolitan area is less practical; and internal or captive distribution arrangements are much less viable. These factors constitute barriers to entry making it difficult for new entrants to penetrate our principal geographic market in a cost-effective manner.

The following are trade names used by some of our customers:

Gristede's and Sloans Supermarkets, King Kullen, Kings Super Markets, C-Town, Bravo, Scaturro's, Thriftway, Shop `N Bag, Grande (in Puerto Rico) and Western Beef, as well as the Associated Food Stores ("Associated"), Met(R), Pioneer(R), Super Food and Foodtown cooperatives.

We own the Met(R) and Pioneer(R) trade names, and license them to customers who operate independently-owned stores. This voluntary cooperative format allows customers to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by us. As part of the cooperative arrangement, these customers are obligated to purchase a substantial portion of their grocery, frozen and refrigerated product inventory requirements from us, thereby enhancing the stability of this portion of our customer base. These customers represented approximately 16.7% of our net sales for the fiscal year ended December 27, 2003, and 16.5% of our net sales for the fiscal year ended December 28, 2002.

In 2003, as part of a global settlement of numerous issues between the Company, Fleming Companies Inc., C&S Wholesale Grocers, Inc., several former Fleming storeowner customers and related other parties, we acquired an exclusive license to utilize and sub-license the Shop `n Bag and Thriftway trade names within a designated territory. The Company has granted, and will in the future grant, sub-licenses of these trade names to its customers desiring to utilize such names.

We have significant expertise and experience in serving the ethnic markets in the areas in which we operate. This knowledge is of value to many manufacturers and other suppliers. We have developed programs involving customer support personnel and retail counselors that allow significant penetration to targeted ethnic groups.

During the fiscal year ended December 27, 2003, our largest current customer, Associated, accounted for approximately 15.0%, of net sales, and our five largest customers accounted for 53.5% of net sales. Excluding A&P (which ceased to be a customer in October 2003), our top five largest customers accounted for 42.0% of net sales in 2003 down from 43.4% in 2002.

Warehousing and Distribution

Because each of our product categories has different storage and distribution requirements, we handle each product category from a separate distribution center. All four facilities are equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. In addition, all of our distribution facilities are fully integrated through our computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service. Management believes that the efficiency of our distribution centers enables us to compete effectively. Our warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping, and generates detailed cost information which warehouse personnel use to manage the workforce and flow of product, which minimizes cost while maintaining the highest service level possible.

Our transportation fleet consists of 121 tractors (all of which are leased), 360 trailers (of which 242 are leased) and one straight truck which is leased. In addition, we rent trailers on a monthly basis to meet seasonal demand. We regularly use independent owner/operators to make deliveries on an "as needed" basis to supplement the use of our own employees and equipment and arrange backhauls where practical. We make approximately 4,000 deliveries per week to our customers with a combination of our own transportation fleet and those of third parties.

Purchasing

We purchase our products from approximately 1,300 suppliers in the United States and abroad and resell them to our customers. Brand name products are generally purchased directly from the manufacturer, through the manufacturer's representatives or their representatives by buyers in each operating division. White Rose(R) label and several customers' private label products are purchased from producers, manufacturers or packers who are licensed by us or the specific customer. We purchase products in large volume and resell them in the smaller quantities required by our customers. We believe that we have the purchasing power to obtain competitive volume discounts from our suppliers. Substantially all categories of products distributed by us are available from a variety of manufacturers and suppliers, and we are not dependent on any single source of supply for any specific category. However, market conditions dictate that we have certain nationally prominent brands, that are generally only available from single suppliers. Order size and frequency are determined by our buyers based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides the buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases, including the practice of taking advantage of situations when the manufacturer is selling an item at a discount pursuant to a special promotion, an industry practice known as "forward buying." The procurement system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.

Competition and Trademarks

The wholesale food distribution industry is highly competitive. We are one of the larger independent wholesale food distributors to supermarkets in the New York City metropolitan area. Our principal competitors in our primary product categories (grocery, frozen, and refrigerated) are C&S Wholesale Grocers, Inc., Bozzuto's, Inc. and Supervalu, Inc. Our main competitors with respect to the distribution of only one or two of our product categories are Krasdale Foods, Inc. and General Trading Co.

Management believes that the principal competitive factors in our business include price, scope of products and services offered, distribution service levels, strength of private label brand offered, strength of store tradenames offered and store financing support. We believe that our competitive strengths include our full product lines (including our White Rose(R) label), our intimate knowledge of an ethnically-fragmented core market, our flexibility to meet customer requirements, our Met(R) and Pioneer(R) voluntary cooperative tradenames, competitive prices and competitive levels of customer services, and the breadth of our product and service offerings. Certain of our competitors have one or more similar strengths, offer more product categories than we do, and have greater financial strength than we have.

Seasonality

Historically, our sales and profitability are strongest in our fiscal fourth quarter, with the fiscal third quarter the weakest. Third quarter performance has been improved somewhat by an increased customer concentration outside of New York City, especially in areas that experience higher summer sales (such as along the New Jersey shore) and other areas more resistant to seasonal fluctuations.

Employees

We employed 1,238 persons on March 4, 2004, including 779 covered by collective bargaining agreements with various International Brotherhood of Teamsters locals.

We are a party to collective bargaining agreements with our warehouse and trucking employees at our refrigerated food operation (expiring November 2005), our grocery operation (warehouse expiring October 2007 and trucking expiring April 2007) and our frozen food operation (expired January 2004).The Company is currently in discussions with the union local representing workers at our frozen food operation. The discussions are on-going, and management expects to execute an agreement in the near future.

Management believes that our present relations with our work force are satisfactory.


ITEM 2.  PROPERTIES.

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


In addition to those properties listed above, we rent space in Carteret, NJ, on a short term basis for our specialty food division and off-site storage. In 2003 this cost us approximately $.6 million. Total operating lease rent paid in connection with our facilities was approximately $6.9 million in fiscal 2003. Management expects our operating lease rent paid for our facilities in 2004 to be $6.6 million. In 2004, the Company expects to expand its dry grocery warehouse in Carteret by 160,000 square feet at an expected increased annual cost of approximately $1.2 million. The expansion is expected to be completed late in 2004 and should be partially offset by a reduction in our short term rent expense.

The Carteret grocery division distribution facility operates at approximately 95% of its current capacity (before the expansion mentioned above) on a three shift basis. The refrigerated division distribution facility operates at 70% of its current capacity and the frozen food division distribution facility, which was expanded in 2002, operates at approximately 60% of its current capacity (both on a five day, two shift basis). Each distribution facility has additional capacity to expand its output through expansion of the work week and additional shifts although the type of new business introduced (e.g. product that is already slotted in inventory) will impact how much additional capacity each facility has.


ITEM 3.  LEGAL PROCEEDINGS.

We are involved in claims, litigation and administrative proceedings of various types in various jurisdictions. In addition, we have agreed to indemnify various transferees of operations we sold with respect to certain known and potential liabilities. We also have incurred, and may in the future incur, liability arising under environmental laws and regulations in connection with properties we sold and properties presently owned or acquired. Although management believes that it has established adequate reserves for known contingencies, there can be no assurances that the costs of environmental remediation or an unfavorable outcome in any litigation or governmental proceeding will not have an adverse effect on us.

Litigation.

We are not a party to any litigation, other than routine litigation incidental to our business, which, in management's judgment, is individually or in the aggregate material to our business. Management does not believe that the outcome of any of its current litigation, either individually or in the aggregate, will have a material adverse effect on us.

Environmental. We have incurred, and may in the future incur, environmental liability to clean up potential contamination at a number of properties under certain federal and state laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). Under those laws, liability for the cleanup of property contaminated by hazardous substances may be imposed on both the present owner and operator of a property and any person who owned or operated the property at the time hazardous substances were disposed of on the property. Persons who arranged for the disposal of hazardous substances found on a disposal site may also be liable for cleanup costs. In certain cases, we have agreed to indemnify the purchaser of our former properties for liabilities arising on that property or have agreed to remain liable for certain potential liabilities that were not assumed by the transferee.

Environmental contamination of soil and groundwater by petroleum and pentachlorophenol has been identified at a site previously owned and operated by us (in connection with a divested business) located in Ste. Genevieve, Missouri. We have completed cleanup of the soils at the site and no further action is currently required by the relevant regulatory authorities with respect to the soil contamination. We may be subject to future cleanup requirements or other liability with respect to this site.

In addition, we have been identified as a potentially responsible party under CERCLA for clean-up costs at the Seaboard waste disposal site in North Carolina. We are a member of the de minimus group comprised of parties who allegedly contributed less than 1% of the total waste at the site.

We have recorded an estimate of our total environmental liability arising from specifically identified environmental liabilities (including those discussed above) in the amount of approximately $658,000 as of December 27, 2003. We believe the reserves are adequate and that known and potential environmental liabilities (including those discussed above) will not have a material adverse effect on our financial condition. However, there can be no assurance that the identification of contamination at our current or former sites or changes in cleanup requirements would not result in significant costs to us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public market for our outstanding common equity. As of March 5, 2004, there are three holders of class A common stock and three holders of class B common stock. The majority (98.54%) of our outstanding common stock is owned by Rose Partners, L.P. ("Rose").

We paid a dividend of $$6.0 million in April 2002 and a dividend of $10.0 million in June 2003. Our ability to pay dividends is governed by restrictive covenants contained in the indenture governing our senior notes as well as restrictive covenants contained in our senior bank lending arrangement. As a result of these restrictive covenants, based on our results for the year ended December 27, 2003, we are currently permitted to pay dividends up to $10.0 million which we intend to pay on March 31, 2004.





ITEM 6.  SELECTED FINANCIAL DATA.

     This table sets forth our selected historical data for the periods indicated. This data should be read in conjunction with the consolidated financial statements and related notes included herein. Amounts are in thousands of dollars.

                                          Year Ended     Year Ended    Year Ended    Year Ended     Year Ended
                                          January 1,    December 30,  December 29,   December 28,    December 27,
                                             2000           2000          2001          2002          2003
                                       --------------------------------------------------------------------------
Income Statement Data:
Total revenue                           $ 1,413,827    $ 1,495,398    $ 1,538,824    $ 1,559,513    $ 1,544,128
Gross profit(a)                             138,971        144,996        151,313        156,752        161,445
  Warehouse expense                          51,865         52,233         54,123         57,844         62,042
  Transportation expense                     26,607         28,387         29,570         29,284         30,132
  Selling, general and                       25,834         29,443         29,526         30,197         31,327
    administration expenses
  Transaction related expenses                 --             --             --            3,239            547
  Amortization--goodwill                      2,425          2,425          2,245            --             --
Operating income                             32,240         32,508         35,669         36,188         37,397
  Interest expense                           16,679         16,028         15,917         15,559         14,950
  Amortization--deferred financing              764            730            651            758            628
    costs
  Other (income), net                        (2,744)        (3,517)        (3,775)        (2,736)        (3,240)
Income before income taxes                   17,541         19,267         22,876         22,607         25,059
Income taxes                                  7,872          8,528         10,781          9,436         10,710
Net  income                                   9,669         10,739         12,095         13,171         14,349

                                          Year Ended     Year Ended    Year Ended    Year Ended     Year Ended
                                          January 1,    December 30,  December 29,   December 28,    December 27,
                                             2000           2000          2001          2002          2003
                                       --------------------------------------------------------------------------
Balance Sheet Data:
Total assets                            $   273,406    $   289,801    $   290,936    $   298,464    $   294,855
Working capital                              56,397         56,238         73,612         74,774         75,628
Total debt including capital leases         164,069        167,531        157,058        152,994        163,121
Total stockholder's equity                    5,968         14,207         21,002         28,173         32,522
----------

(a) Gross profit excludes warehouse expense shown separately.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward- Looking Statements

Forward-looking statements in this Form 10-K include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", " should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the agreements governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.

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

Allowance for doubtful accounts

We estimate the net realizable value of our trade receivables and notes receivables, as well as our vendor receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including evaluating the current creditworthiness of each customer and related aging of the past due balances. The provision for bad debts was $.5 million in each of fiscal 2003, fiscal 2002, and fiscal 2001. At December 27, 2003, the total notes and accounts receivable (including the long-term portion) were $120.8 million and at December 28, 2002 were $117.5 million, net of an allowance of doubtful accounts of $4.1 million at December 27, 2003 and $5.0 million at December 28, 2002. We evaluate the creditworthiness of specific accounts for reserve consideration when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.

Goodwill and intangible assets

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

Our policy is to annually assess the value of our goodwill on the first day of our fiscal fourth quarter, and more frequently as conditions require. We do not believe our goodwill is impaired now.

Pension benefits

We have significant pension benefit costs, which we develop from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are evaluated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, such as changes in interest rates, in developing these assumptions. Changes in the related pension benefit costs or credits may occur in the future due to changes in the assumptions. The key assumptions used in developing our fiscal 2003 net pension expense were a 6.75 % discount rate, an 8.25% expected return on plan assets and a 6% rate of compensation increases. These were consistent with the prior year assumptions except that the discount rate was reduced by one-half of one percent to reflect current market conditions. Compared with the prior year, our net pension expense in fiscal 2003 increased $1.2 million to $1.0 million. Our net pension expense is expected to increase approximately $.5 million during fiscal 2004, primarily as a result of a reduction in the discount rate from 6.75% to 6.25% and an additional year of benefit accrual. Holding all other assumptions constant, a one-quarter percent increase or decrease in the discount rate would have increased or decreased annual fiscal 2003 pre-tax income by approximately $ .2 million. Likewise, a one-quarter percent increase or decrease in the expected return on plan assets would have increased or decreased annual fiscal 2003 pre-tax income by $ .1 million.

Assets on the balance sheet at December 27, 2003 included a deferred pension asset of $21.3 million from our qualified defined benefit pension plan included in other assets (inclusive of a $3.5 million cash contribution in December
2003), as well as a liability for our non qualified supplemental plan of $1.0 million. This liability was offset by $1.2 million in a Rabbi Trust which was also included in other assets on the balance sheet. If the estimated accumulated benefit obligation related to the qualified pension plan exceeded the fair value of the plan assets, we would be required to reduce the deferred pension asset to zero and record a charge to equity. Management closely monitors the accumulated benefit obligation and the fair market value of the assets and has made and may continue to make contributions to the plan to avoid such charges to equity.

Reserves for self-insurance.

We are primarily self-insured for workers' compensation, medical insurance, and a portion of our liability claims (together "claims"). It is our policy to record these liabilities based on claims filed and an estimate of claims incurred but not yet reported. These reserves totaled $ 7.0 million at December 27, 2003. Any projections of losses are estimates and are subject to many variables. Among these variables are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Beginning in 2002, since the workers compensation accrual represents in excess of 50% of the total claims reserve, we engaged a national actuarial firm to periodically (at least annually) review our workers compensation accrual which was found to be adequate. If a greater amount of claims is incurred compared to estimates, or if health care costs increase more than anticipated, recorded reserves may be insufficient and additional costs would be recorded at that time in the consolidated financial statements.

We have discussed the application of these critical accounting policies with our Audit Committee and our independent auditors, Deloitte & Touche, LLP. See Note 1 to the consolidated financial statements for recent accounting pronouncements.

Results of Operations

General overview As previously reported, the Company ceased doing business with A&P at the end of October 2003. Sales to A&P were $305.6 million or 20% of the Company's net sales during 2003 and $388.5 million or 25% of net sales during 2002. These lost sales were somewhat offset by the addition during the year of a new group of customers in the Philadelphia area with 2003 sales of $72.4 million. The Company currently expects these customers to generate 2004 sales in excess of $100.0 million.

                                        Statement of Income as a % of Net Sales

                                                   Fifty-two weeks ended
                                                   ---------------------
                                               Dec 29,     Dec 28,   Dec 27,
                                                2001        2002       2003
Revenue:
    Net sales                                   100.0%     100.0%     100.0%
    Other revenue                                 0.5%       0.5%       0.6%
                                                 -----      -----      -----
              Total revenue                     100.5%     100.5%     100.6%
Cost of products sold                            90.6%      90.4%      90.1%
                                                 -----      -----      -----

Gross profit-exclusive of warehouse               9.9%      10.1%      10.5%
  expense shown below

  Warehouse expense                               3.5%       3.7%       4.0%
  Transportation expense                          1.9%       1.9%       2.0%
  Selling, general and administrative expense     1.9%       1.9%       2.0%
  Transaction related expenses                    0.0%       0.2%       0.0%
   Amortization-goodwill                          0.2%       0.0%       0.0%
                                                 -----      -----      -----

Operating income                                  2.4%       2.4%       2.5%

  Interest expense                                1.0%       1.0%       1.0%
  Amortization-deferred financing costs           0.0%       0.0%       0.0%
  Other (income)-net                             -0.2%      -0.2%      -0.2%
                                                 -----      -----      -----

Income before income taxes                        1.6%       1.6%       1.7%
Income tax expense                                0.7%       0.6%       0.7%
                                                 -----      -----      -----

Net income                                        0.9%       1.0%       1.0%
                                                 =====      =====      =====

Fifty-two weeks ended December 27, 2003 and December 28, 2002

Net sales for the fifty-two weeks ended December 27, 2003 were $1,534.2 million as compared to $1,551.8 million for the fifty-two weeks ended December 28, 2002. This 1.1% decrease in net sales reflects the loss of A&P as a customer. Excluding sales to A&P, net sales in 2003 rose 5.4% as compared to 2002. In addition to the large new group of customers mentioned above, the change in net sales is a result of individual purchasing decisions of our customers. Other revenue, consisting of recurring customer related services, increased to $9.9 million for the fifty-two weeks ended December 27, 2003 as compared to $7.7 million in the prior period. The increase was a result of providing a warehousing service for a national manufacturer and incremental storage revenue. The frozen warehouse expansion, completed in the fourth quarter of 2002 ("the Frozen Warehouse Expansion"), added the capacity to enable the Company to provide this service.

Our gross margin (excluding warehouse expense) increased to 10.5% of net sales or $161.4 million for 2003, compared to 10.1% of net sales or $156.8 million for the prior period, reflecting increased other revenue from frozen warehousing services, a change in mix of both customers and products sold, and allowances related to new products the Company is carrying. The Company has taken, and will continue to take, steps intended to maintain and improve its margins such as auditing and scrutinizing its acquisition cost of product, improving its inventory management (to reduce slow moving products), and taking greater advantage of forward buy opportunities. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with generally accepted accounting principles ("GAAP"), may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.0% or $62.0 million for 2003, compared to 3.7% of net sales or $57.8 million for the prior period primarily as a result of increased occupancy costs of $2.3 million (an additional $1.4 million of rent as a result of the Frozen Warehouse Expansion). Increases in wages and fringe benefits of $1.1 million and insurance costs of $.6 million also contributed to the increase from the prior year.

Transportation expense increased to 2.0% of net sales or $30.1 million for 2003 as compared to 1.9% of net sales or $29.3 million in the prior period. Higher diesel fuel expense of approximately $.5 million was the single largest increase in expense. Increased wages and fringe benefits offset by lower owner operator expense in 2003 of $ .3 million and increased equipment rental expense of $.2 million also contributed to the year to year change.

Selling, general and administrative expense increased as a percentage of net sales to 2.0% of net sales or $31.3 million for 2003 compared to 1.9% of net sales or $30.2 million for the prior period. 2003 included an increase in pension expense of approximately $1.1 million from the prior year which was partially offset by $.6 million as a result of a settlement with an excess insurance carrier related to legal fees expensed in previous years.

Transaction related expenses were $.5 million in 2003 as compared to $3.2 million in the prior year related to proposed securities offerings in Canada.

We recorded an income tax provision of $10.7 million, resulting in an effective income tax rate of 43% for 2003, compared to a provision of $9.4 million resulting in an effective rate of 42% in the prior period. The increase in effective rate is a result of an increase in permanent differences as a result of certain nondeductible expenses.

We recorded net income for 2003 of $14.3 million as compared to $13.2 million in the prior period.

EBITDA was $44.2 million during 2003, compared to $43.2 million in the prior period.

Reconciliation of EBITDA to net income (in thousands):

                                                2003        2002        2001

          EBITDA                              $44,236     $43,206     $46,300
          Less: depreciation and
            amortization of fixed assets        2,239       2,341       2,332

          Less: other amortization              1,988       2,699       5,175

          Less: interest expense               14,950      15,559      15,917

          Less: income tax provision           10,710       9,436      10,781
                                              -------     -------     -------
          Net Income                          $14,349     $13,171     $12,095
                                              =======     =======     =======

The Company has presented EBITDA supplementally because management believes this information enables management, investors, and others readers to evaluate and compare, from period to period, the Company's results from ongoing operations in a more meaningful and consistent manner. We believe net income is the most closely comparable GAAP measure as opposed to cash flow from operations. Similar to net income, management uses the EBITDA measures as a measure of the performance of our operations without the vagaries of fluctuations in working capital as cash flow from operations would. Management also uses the EBITDA results when making operating decisions that require additional resources and as a basis for certain calculations for compensation programs. We believe that the relevant statistic for our business to measure liquidity is our working capital plus our availability under our existing line of credit, both of which are disclosed in our liquidity discussion under Liquidity and Capital Resources below.

Fifty-two weeks ended December 28, 2002 and December 29, 2001

Net sales for the fifty- two weeks ended December 28, 2002 were $1,551.8 million as compared to $1,530.9 million for the fifty-two weeks ended December 29, 2001. This 1.4% increase in net sales primarily reflects increased sales to existing customers. Other revenue, consisting of recurring customer related services, experienced an immaterial change.

Our gross margin (excluding warehouse expense) increased to 10.1% of net sales or $156.8 million for 2002, compared to 9.9% of net sales or $151.3 million for the prior period, because of a change in mix of both customers and products sold. We have taken, and will continue to take, steps to maintain and improve our margins. Factors such as advantageous buying opportunities, changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. Accordingly, we cannot be certain whether the gross margins we realized in 2002 will continue.

Warehouse expense increased as a percentage of net sales to 3.7% or $57.8 million for 2002, compared to 3.5% of net sales or $54.1 million for the prior period primarily as a result of i) increased benefits and insurance costs of $
2.4 million, ii) the one time signing bonus paid to the grocery warehouse union members upon ratifying the new five year contract extension in September of $.4 million, iii) increased rent as a result of the Frozen Warehouse Expansion of $.4 million, and iv) increased wages of $.3 million .

Transportation expense remained flat at 1.9% of net sales or $29.3 million for 2002 compared to 1.9% of net sales or $29.6 million in the prior period as better productivity offset higher wages, benefits and other costs.

Transaction related expenses were $3.2 million in 2002 of which of which $2.7 million related to a proposed securities offering in Canada.

Other income, net of other expenses and consisting primarily of interest income, decreased to $2.7 million for 2002 as compared to $3.8 million for the prior period. The prior period included a $.5 million gain on the sale of securities and $.5 million of insurance proceeds from a claim.

We recorded an income tax provision of $9.4 million, resulting in an effective income tax rate of 42% for 2002, compared to a provision of $10.8 million resulting in an effective rate of 47% in the prior period as a result of a the nondeductibility of certain of our goodwill amortization which stopped in 2002.

We recorded net income for 2002 of $13.2 million as compared to $12.1 million in the prior period. The increase was primarily the result of no amortization of goodwill in the current year in accordance to SFAS No. 142. Had SFAS No. 142 been in effect during 2001, net income for that period would have been $14.4 million. The decrease, had SFAS 142 been in effect, would have been as a result of the transaction related expenses discussed above.

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

On February 17, 2004, we entered into an amendment to the bank credit facility which extended its maturity to February 1, 2007. The bank credit facility bears interest at a rate per annum equal to (at our option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. Borrowings under the revolving bank credit facility were $12.9 million (excluding $6.0 million of outstanding letters of credit) at December 27, 2003. Additional borrowing capacity of $73.7 million was available at that time under our then current borrowing base certificate. Borrowings under the revolving bank credit facility were $0 million (excluding $6.0 million of outstanding letters of credit) at March 5, 2004.

During 2003, cash flows provided by our operating activities were $2.1 million, consisting primarily of cash generated from income before non-cash expenses of $21.9 million, and a decrease in inventory of $7.6 million and prepaid expenses of $1.3 million, offset by a decrease in accounts payable of $18.7 million and accrued expenses of $.8 million and increases in accounts and notes receivable of $3.9 million and other assets of $5.4 million.

We used approximately $1.2 million of cash flows for investing activities during 2003, exclusively for capital expenditures. Net cash provided by financing activities during 2003 was $.1 million consisting of net borrowings under our bank credit facility of $10.2 million offset by a $10.0 million dividend paid in June 2003 and approximately $.1 million of capital lease payments.

Our consolidated indebtedness increased to $163.1 million at December 27, 2003 as compared to $153.0 million at December 28, 2002. Stockholders' equity was $32.5 million on December 27, 2003 as compared to $28.2 million on December 28, 2002. Based on our results for the year ended December 27, 2003, we expect to pay a $10.0 million dividend on March 31, 2004.

During the fiscal fourth quarter of 2002, we purchased $6.7 million of senior notes on the open market at par and retired them. We will continue to assess market conditions and may in the future purchase and retire additional amounts of our senior notes.

We currently do not expect to spend more than $1.5 million during 2004 on capital expenditures, but we may purchase certain assets used in our business instead of leasing them due to economic conditions. In addition, we may spend additional resources on upgrading computer systems.

We did not incur any cash expense in fiscal 2003 in connection with the environmental remediation of presently owned or divested properties and do not expect to expend more than approximately $.2 million in fiscal 2004. At December 27, 2003, we had reserved $.7 million for known environmental liabilities. We intend to finance the remediation through internally generated cash flow or borrowings. We believe that should we become liable as a result of any adverse determination of any legal or governmental proceeding in a material amount beyond our reserves, it could have an adverse effect on our liquidity position.

From time to time, we have sold non-recourse, senior participations in selected customer notes to various banks at par. Aggregate proceeds from those sales were $0, $1.9 million and $10.5 million in 2003, 2002, and 2001 respectively. All proceeds were used to repay amounts under our bank credit facility or to provide working capital. The primary reason for these sales was to enhance our ability to lend money to customers within the confines of our financing agreements. We may sell additional participations from time to time. In January 2004 we sold approximately $2.0 million of participations. We expect to sell additional participations in 2004.

Under the terms of our revolving bank credit facility, we are required to meet certain financial tests, including minimum interest coverage ratios. As of December 27, 2003, we were in compliance with our covenants.

Off-balance sheet arrangements and contractual obligations

We use off-balance sheet arrangements such as leases to finance many of our business activities. All four of our major facilities are leased (three operating and one capital lease) as is most of our transportation fleet and much of our material handling equipment. The operating leases are reflected in the Company's Statement of Income as expenses. We choose to lease these items instead of purchasing them because we believe it is a more efficient allocation of the Company's capital in addition to providing more flexibility to the Company's liquidity. The chart summarizes our contractual obligations:

                                                    Payments due by period
                                                    ----------------------
Contractual Obligations          Total      Less than    1-3 years   3-5 years    More than
-----------------------                       1 year                               5 years
    (in thousands)
Long-Term Debt                   $148,300    $      0    $      0    $148,300    $      0

Capital Lease Obligations           3,196         186         372         372       2,266

Operating Leases Obligations      101,976      10,562      18,601      15,895      56,918

Purchase Obligations  (a)             304         304           0           0           0

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP
excluding deferred tax
liabilities (b)                       598         200         200         198           0
                                      ---         ---         ---         ---           -
Total                            $254,374    $ 11,252     $19,173    $164,765    $ 59,184
                                 ========    ========     =======    ========    ========
----------

(a) We have not included i) any obligation that by its terms can be canceled on thirty days or less notice or ii) purchase orders for inventory.
(b)      Excludes deferred income and minority interest.

We have contingent obligations, including performance guarantees in the amount of approximately $1.6 million, which decrease by $.6 million per year through September 2006. The Company would be obligated to perform under the guarantees if the primary obligor defaulted on its payment obligations and the Company is unable to put into place a substitute obligor for either the entire term or a portion of the term of the guarantee period. As of the date of this report, management has assessed the likelihood of the primary obligor's default as low. We were also contingently liable for approximately $6.0 million on standby letters of credit issued in the ordinary course of business under the bank credit facility at December 27, 2003.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in the interest rates on our bank credit facility. Any outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 2003's average outstanding bank debt (which averaged less than $1 million), a 100 basis point change in annual interest rates would change annual interest expense by approximately $7,400. For fixed rate debt such as the Senior Notes, interest rate changes affect the fair market value of the Senior Notes but do not impact earnings or cash flows.

We are also exposed to market risk with respect to diesel fuel. Based on the Company's current transportation needs, each $0.10 change in the price of diesel fuel would increase or decrease, as applicable, the Company's annual transportation costs by approximately $.1 million.

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

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements.................................  F-1

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of December 28, 2002 and December 27, 2003..  F-3

Consolidated Statements of Income for each of the
 three years in the period ended December 27, 2003.........................  F-4

Consolidated Statements of Changes in Stockholders'
 Equity for each of the three years in the period
 ended December 27, 2003...................................................  F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 27, 2003.....................  F-6

Notes to Consolidated Financial Statements.................................  F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None


ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 ("the "Exchange Act") as of December 27, 2003. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2003, the Company's disclosure controls and procedures were adequate and effective. No significant change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) occurred during the fourth fiscal quarter covered by this annual report in Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:

                           Age        Position

Richard B. Neff (1)         55        Co-Chairman of the Board of Directors and
                                      Chief Executive Officer

Stephen R. Bokser           61        Co-Chairman of the Board of Directors,
                                      President, and Chief Operating Officer

Jerold E. Glassman (1)      68        Director

Emil W. Solimine (2)        59        Director

Charles C. Carella (3)      70        Director

Jane Scaccetti (3)          49        Director

Michael S. Goldberg (2)     29        Director

Joseph R. DeSimone          64        Senior Vice President Distribution

Robert A. Zorn              49        Executive Vice President-Finance and
                                      Treasurer

Lawrence S. Grossman        42        Senior Vice President and Chief
                                      Financial Officer

Harlan Levine               42        Vice President, General Counsel
                                      and Secretary

George Conklin              43        Vice President of Logistics

Joseph Fantozzi             42        Senior Vice President and General Manager-
                                      White Rose(R)Dairy Division of Di Giorgio

John Annetta                52        Senior Vice President and General Manager-
                                      White Rose(R)Frozen Division of Di Giorgio

John J. Zumba               66        Senior Vice President

--------------------------------------------------------------------------------
(1)      Member of the Executive Committee
(2)      Member of the Compensation Committee
(3)      Member of the Audit Committee

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

Mr. Neff has been Co-Chairman and Chief Executive Officer of Di Giorgio since October 2000. For the five years prior to October 2000, he was Di Giorgio's Executive Vice President and Chief Financial Officer. He has been a Director of Di Giorgio since 1990 and has been the general partner of Rose or controlled the general partner of Rose since October 2000. He is also an executor of the Estate of Arthur Goldberg, a limited partner of Rose and a director of Safety-Kleen Corp since January 2004.

Mr. Bokser has been Co-Chairman, President, and Chief Operating Officer of Di Giorgio since October 2000. For the five years prior to October 2000, he was Di Giorgio's Executive Vice President and President of the White Rose(R) Food division. He has been a Director of Di Giorgio since 1990. Mr. Bokser is also a director of Foodtown, Inc., a supermarket cooperative, and customer of the Company. He is also a director of Maimonides Hospital in Brooklyn, NY.

Mr. Glassman has been a Director of Di Giorgio since 1990. From prior to 1998 through 2001, Mr. Glassman was managing partner of the law firm Grotta, Glassman & Hoffman, and since 2002, he has been its chairman. Mr. Glassman is also a director of Essex Valley Healthcare, Inc.

Mr. Solimine has been a Director of Di Giorgio since 1990. Since prior to 1998, he has been the Chief Executive Officer of the Emar Group, Inc., an insurance concern.. He is also a limited partner of Rose.

Mr. Carella became a Director of Di Giorgio in 1995. Since prior to 1998, Mr. Carella has been a partner of the Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein law firm. Mr. Carella is a member of the Board of Administrations of the Archdiocese of Newark and the Board of Trustees of Fordham University. He is also a director of the Cancer Institute of New Jersey.

Ms. Scaccetti has been a Director of Di Giorgio since 1996. Since prior to 1998, she has been a shareholder of Drucker & Scaccetti, P.C., an accounting firm. She is also a director of Nutrition Management Services Company, The Pep Boys - Manny, Moe & Jack, Temple University Health Systems, and Keystone Health Plan East. Ms. Scaccetti is a certified public accountant.

Mr. Goldberg has been a Director of Di Giorgio since 2001. Mr. Goldberg worked for Merrill Lynch from 1996 through 1999. He received his MBA from Columbia University in 2001. He is also an executor of the Estate of Arthur Goldberg, a limited partner of Rose. Mr. Goldberg is currently a private investor.

Mr. DeSimone has been Senior Vice President of Distribution since prior to 1998.

Mr. Zorn has been Executive Vice President-Finance since 2001. Previously, he held the position of Senior Vice President and Treasurer of Di Giorgio since prior to 1998.

Mr. Grossman has been Senior Vice President and Chief Financial Officer since 2001. Previously, he held the position of Vice President-Corporate Controller since prior to 1998. Mr. Grossman is a certified public accountant.

Mr. Levine has been Vice President and General Counsel of Di Giorgio since June 2000. Previously he held the position of Division Counsel since prior to 1998. He is admitted to the New York and New Jersey bar.

Mr. Conklin has been Vice President of Logistics since prior to 1998.

Mr. Fantozzi has been Senior Vice President and General Manager of the White Rose(R) Dairy division of Di Giorgio since 2001. Previously he held the position of Vice President and General Manager of the White Rose(R) Dairy division of Di Giorgio since prior to 1998.

Mr. Annetta has been Senior Vice President and General Manager of the White Rose(R) Frozen division of Di Giorgio since 2001. Previously he held the position of Vice President and General Manager of the White Rose(R) Frozen division of Di Giorgio since prior to 1998.

Mr. Zumba has been Senior Vice President since 2001. Previously he held the position of Vice President of Sales since prior to 1998.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Jane Scaccetti, Chairperson is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

AUDIT COMMITTEE

We  have  a  separately-designated   standing  Audit  Committee  established  in
accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Charles C. Carella, Esq. and Jane Scaccetti (Chairperson).


CODE OF ETHICS

We have adopted a code of ethics for senior executive officers (including the principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The code of ethics for senior executive officers is available on our website at http://www.whiterose.com. Within the time period required by the SEC, the Company will post on its website any modifications to the code of ethics for senior executive officers and any waivers applicable to its senior executive officers, as required by the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued during the year to the Chief Executive Officer during the year and each of our four most highly compensated executive officers whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended December 27, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                    Other Annual   All Other
Name and Principal Position              Year   Salary     Bonus    Compensation  Compensation
                                                                       (1,2)
Richard B. Neff                          2003   $400,000   $440,000   $ 71,823   $  3,000(3)
Co-Chairman of the Board of Directors    2002   $400,000   $550,000   $ 76,604   $  3,000(3)
and Chief Executive Officer              2001   $400,000   $550,000   $ 80,525   $  2,550(3)


Stephen R. Bokser                        2003   $400,000   $440,000   $ 97,561   $  3,000(3)
Co-Chairman of the Board of Directors,   2002   $400,000   $550,000   $ 76,604   $  3,000(3)
President, and Chief Operating Officer   2001   $400,000   $550,000   $ 80,525   $  2,550(3)


Robert A. Zorn                           2003   $288,100   $ 44,000       --     $  3,000(3)
Executive Vice President-Finance and     2002   $275,600   $ 55,000       --     $  3,000(3)
Treasurer                                2001   $260,600   $ 55,000       --     $  2,550(3)

Joseph Fantozzi                          2003   $220,000   $ 72,000       --     $  3,000(3)
Senior Vice President and General        2002   $208,000   $ 90,000       --     $  3,000(3)
Manager of White Rose Dairy Division     2001   $191,000   $ 90,000       --     $  2,550(3)


Lawrence S. Grossman                     2003   $214,000   $ 72,000       --     $  3,000(3)
Senior Vice President and                2002   $202,000   $ 90,000       --     $  3,000(3)
Chief Financial Officer                  2001   $186,000   $ 90,000       --     $  2,550(3)
----------

(1) Other annual compensation consists of interest and principal payments on a loan payable, grossed up for taxes, which was used to purchase our stock. The loan's 2003 interest rate was 4.25% and it matures in 2005. Certain incidental personal benefits to our executive officers may result from expenses incurred by us in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to executive officers during fiscal years 2001, 2002, and 2003 are not described herein because our incremental cost of the benefits is below the Securities and Exchange Commission disclosure threshold.


(2) In the case of Mr. Bokser, other annual compensation in 2003 also includes $25,738, including the gross up for taxes, for the reimbursement of a life insurance premium.

(3) Represents contributions made by us pursuant to our Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

Employment Agreements

We are a party to an employment agreement with Mr. Neff which runs through April 1, 2005. Currently, Mr. Neff is entitled to receive an annual salary of $400,000 pursuant to the employment agreement. In addition, Mr. Neff will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the employment agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Neff or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

We are a party to an employment agreement with Mr. Bokser which runs through April 1, 2005. Currently, Mr. Bokser is entitled to receive an annual salary of $400,000 pursuant to the employment agreement. In addition, Mr. Bokser will receive additional compensation (the "Additional Compensation") upon the occurrence of certain change of control type of events or distribution of assets to shareholders, as both are defined in the employment agreement and determined pursuant to a formula. In the event of his death or disability, Mr. Bokser or his estate will be entitled to continue to receive compensation and employee benefits for one year following such event and in certain circumstances will receive Additional Compensation.

We are a party to an agreement with Mr. Zorn which provides that six months notice be given by either party to terminate his employment. Currently, Mr. Zorn is entitled to receive an annual salary of $288,100, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at our sole discretion. Mr. Zorn may also receive additional incentive compensation upon the occurrence of the termination of Mr. Zorn's employment or certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

Retirement Plan

We maintain the Di Giorgio Retirement Plan (the "Retirement Plan") which is a defined benefit pension plan. Our non-union employees (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Retirement Plan on the January 1 or July 1 after completing one year of employment.

All benefits under the Retirement Plan are funded by contributions made by us. In general, a participant's retirement benefit consists of the sum of (a) with respect to employment on or after September 1, 1990, an annual amount equal to the participant's aggregate compensation (excluding income from the exercise of certain stock option and stock appreciation rights) while the participant is eligible to participate in the Retirement Plan multiplied by 1.5% and (b) with respect to employment prior to September 1, 1990, an annual amount equal to the sum of (i) the benefit earned under the Retirement Plan as of December 31, 1987, the product of the participant's 1988 compensation and 1.5%, and the product of the participant's 1988 compensation in excess of $45,000 and .5% plus (ii) the product of the participant's aggregate compensation earned after 1988 and prior to September 1, 1990 and 1.5%. In certain circumstances, the amount determined under (b)(i) above may be determined in an alternative manner.

Benefits under the Retirement Plan are payable at a participant's normal retirement date the January 1 after reaching age 65) in the form of an annuity although a limited lump-sum payment is available. In addition, an actuarially reduced early retirement benefit is available after a participant reaches age 55.

In addition, we maintain a nonqualified supplemental pension plan that provides for the same pension benefit calculated on income in excess of prescribed IRS limitations. A participant earns a nonforfeitable right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Summary Compensation Table commencing at their respective normal retirement ages under the Retirement Plan and nonqualified plan is as follows: Mr. Neff, $113,405; Mr. Bokser $190,796; Mr. Zorn, $40,875; Mr. Fantozzi, $43,110; and Mr. Grossman, $34,313.

Retirement Savings Plan

We maintain the Di Giorgio Retirement Savings Plan (the "Savings Plan") which is a defined contribution plan with a cash or deferred arrangement (as described under Section 401(k) of the Internal Revenue Code of 1986). In general, our non-union employees (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Savings Plan on the first day of the calendar quarter after completing one year of employment.

Eligible employees may elect to contribute on a tax deferred basis from 1% to 60% of their total compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and we make a matching contribution of 30% of the basic contribution.

Each participant has a fully vested interest in all contributions made by them. There is a three year vesting period for matching contributions made by us. The employee has full investment discretion over all contributions in funds designated by us.

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

Compensation of Directors

Our Directors who are not employees receive a quarterly retainer of $6,250 plus fees of $2,000 for attendance at meetings of the Board of Directors and $2,000 ($1,000 prior to February 20, 2003) for Committee meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Solimine is a member of the Company's Compensation Committee. Mr. Solimine controls Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company, which the Company uses for risk management and insurance brokerage services. We paid Emar approximately $.2 million in fiscal 2003 for such services and purchased insurance with premiums of approximately $3.6 million through Emar.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                                          Shares of Common         Percentage of
     Name                                   Stock Owned                 Total

     Rose Partners, LP (1)             76.9719 sh of class A            98.54%
                                       75.7433 sh of class B

     Richard B. Neff (2)                0.57195 sh of class A             .73%
                                        0.56285 sh of class B

     Stephen R. Bokser (2)              0.57195 sh of class A             .73%
                                        0.56285 sh of class B

----------
(1) Rose Partner, LP is a limited partnership. The sole general partner is RBN Investments, Inc., a corporation wholly-owned by Mr. Neff. The business address for Rose is 380 Middlesex Avenue, Carteret, New Jersey 07008.

(2) Mr. Neff's and Mr. Bokser's business addresses are 380 Middlesex Avenue, Carteret, New 07008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Mr. Bokser serves on the board of directors of Foodtown, Inc., a supermarket cooperative. Mr. Bokser serves on its board without compensation as a representative of the Company. The Company, through a wholly-owned subsidiary, owns a non-voting equity interest in the cooperative. Sales to the Foodtown cooperative in 2003 were $8.4 million. Most of the decisions to purchase products from the Company are made by individual members of the Foodtown coop and total sales to the individual members of the coop were approximately $210.7 million in 2003.

We employ Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, one of our directors, is chairman, for legal services on an on-going basis. We paid approximately $26,000 to the firm in fiscal 2003.

We utilize Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company controlled by Emil W. Solimine, one of our directors and a limited partner of Rose, for risk management and insurance brokerage services. We paid Emar approximately $.2 million in fiscal 2003 for such services and purchased insurance with premiums of approximately $3.6 million through Emar.

We believe that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

In April 2000, we loaned each of Messrs. Neff and Bokser $185,000 to be used by each of them to purchase .57195 shares of our Class A common stock and .56285 shares of our Class B common stock from one of our minority shareholders. The loans' interest rate for the year was 4.25% and matures in 2005. On March 1, 2004, $69,295 was outstanding on each loan.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following fees were paid to Deloitte & Touche, LLP for services rendered during the years ended December 27, 2003 and December 28, 2002:

                                   2003                  2002
                                   ----                  ----

     Audit Fees                   $282,500              $267,000 (a)

     Audit-Related Fees            250,000 (c)           534,500 (b,c)

     Tax Fees                           --                    --

     All Other Fees                     --                    --
                                  --------              --------
     Total Fees                   $532,500              $801,500
                                  ========              ========

----------
(a) Includes the audit of the Company's financial statements and the performance of quarterly reviews.
(b) Includes an audit of the Company's financial statements for the quarter ended March 30, 2002.
(c) Includes fees associated with re-issuances of the audit opinion, as well as work on the registration statement for the proposed sale of Canadian securities.


Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In 2003, the Audit Committee adopted policies and procedures which address, among other matters, pre-approval of audit and permissible non-audit services provided by the independent auditor. The policies and procedures require that all services to be provided by the independent auditors must be approved by the Audit Committee. All of the audit and audit related services provided by Deloitte & Touche, LLP in fiscal year 2003 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.   Documents filed as part of this report.

     1.  Financial Statements

         Independent Auditors' Report....................................   F-2

         Consolidated Balance Sheets as of
         December 28, 2002 and December 27, 2003.........................   F-3

         Consolidated Statements of Income for each of the
         three years in the period ended December 27, 2003...............   F-4

         Consolidated Statements of Changes in Stockholders'
         Equity  for each of the three years in the period
         Ended December 27, 2003.........................................   F-5

         Consolidated Statements of Cash Flows for each of
         the three years in the period ended December 27, 2003...........   F-6

         Notes to Consolidated Financial Statements......................   F-8

     2.  Financial Statement Schedule

         Schedule II--Valuation and Qualifying Accounts..................   S-1

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

          10.14(12) - First Amendment, dated August 31, 2001, to Carteret frozen food warehouse lease dated November 26, 1997.

          10.15(12) - Fourth Amendment, dated August 31, 2001, to Carteret grocery warehouse lease dated as of February 11, 1994.

          10.16(13) - Second Amendment, dated January 10, 2002, to Carteret frozen food warehouse lease dated as of November 26, 1997.

          10.17(14) - First Amendment dated February 3, 2004 executed in connection with Restated Credit Agreement dated
                      November 15, 1999 among Di Giorgio Corporation as Borrower, the financial institutions thereto, as Lenders, BT Commercial Corporation as agent for the Lenders and Deutsche Bank AG New York, as Issuing Bank.

          21(14)    - Subsidiaries of the Registrant.

          31.1(14)  - Certification of Chief Executive Officer required by Rule
                      13a-14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section; 302 of the Sarbanes-Oxley Act of 2002.

          31.2(14)  - Certification of Chief Financial Officer required by Rule
                      13a-14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section; 302 of the Sarbanes-Oxley Act of 2002.

          32.1(14)  - Certification of Chief Executive Officer and Chief
                      Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------
+     Compensation plans and arrangements of executives and others.

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File 1-1790).

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File 1-1790).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 (File 1-1790).

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (File 1-1790)

(14)      Filed herewith.

b.    Reports on Form 8-K


We filed a Form 8-K with the Securities and Exchange Commission on October 9, 2003, under "Item 5. Other Events and Required FD Disclosure," announcing the loss of a large customer.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2004.

DI GIORGIO CORPORATION                   DI GIORGIO CORPORATION



By:  /s/ Stephen R. Bokser               By:  /s/ Richard B. Neff
    ----------------------------             -----------------------
Stephen R. Bokser                        Richard B. Neff
Co-Chairman, President,                  Co-Chairman and Chief Executive Officer
  and Chief Operating Officer             (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date

 /s/ Jerold E. Glassman           Director                      March 9, 2004
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine             Director                      March 9, 2004
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella           Director                      March 9, 2004
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti               Director                      March 9, 2004
---------------------------
Jane Scaccetti

/s/ Michael S. Goldberg           Director                      March 9, 2004
-----------------------
Michael S. Goldberg

 /s/ Lawrence S. Grossman         Senior Vice President         March 9, 2004
-------------------------         and Chief Financial
Lawrence S. Grossman              Officer (Principal
                                  Financial & Accounting Officer)

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                            F-2

FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER
  27, 2003:

   Consolidated Balance Sheets                                          F-3

   Consolidated Statements of Income                                    F-4

   Consolidated Statements of Stockholders' Equity                      F-5

   Consolidated Statements of Cash Flows                                F-6

   Notes to Consolidated Financial Statements                           F-8

FINANCIAL STATEMENT SCHEDULE FOR EACH OF THE THREE YEARS
  IN THE PERIOD ENDED DECEMBER 27, 2003:

   Schedule II - Valuation and Qualifying Accounts                      S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of December 27, 2003 and December 28, 2002, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also include the consolidated financial statement schedule listed in the Index at Item 15 (a) (2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Di Giorgio Corporation and Subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


/s/ Deloitte & Touche LLP

New York, New York


February 26, 2004

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 28, 2002 AND DECEMBER 27, 2003
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                      December 28,  December 27,
ASSETS                                                                   2002          2003
     CURRENT ASSETS:
       Cash and cash equivalents                                        $    629    $  1,637
       Accounts and notes receivable--Net                                109,471     109,738
       Inventories                                                        68,786      61,204
       Deferred income taxes                                               2,986       2,205
       Prepaid expenses                                                    4,928       3,606
                                                                         -------     -------
                Total current assets                                     186,800     178,390

     PROPERTY, PLANT AND EQUIPMENT--Net                                   10,879       9,840

     NOTES RECEIVABLE                                                      7,981      11,082

     DEFERRED FINANCING COSTS--Net                                         2,514       1,886

     OTHER ASSETS                                                         21,397      24,764

     GOODWILL                                                             68,893      68,893
                                                                         -------     -------
     TOTAL                                                              $298,464    $294,855
                                                                         =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Revolving credit facility                                        $  2,693    $ 12,880
       Current installment--capital lease liability                           60          64
       Accounts payable--trade                                            77,833      59,166
       Accrued expenses                                                   31,440      30,652
                                                                         -------     -------
                Total current liabilities                                112,026     102,762

     LONG-TERM DEBT                                                      148,300     148,300

     CAPITAL LEASE LIABILITY                                               1,941       1,877

     OTHER LONG-TERM LIABILITIES                                           8,024       9,394

     STOCKHOLDERS' EQUITY:
       Common stock, Class A, $.01 par value--authorized,
          1,000 shares; issued and outstanding, 78.116 shares               --          --
       Common stock, Class B, $.01 par value, nonvoting--authorized,
         1,000 shares; issued and outstanding, 76.869 shares                --          --
       Additional paid-in capital                                          8,002       8,002

       Retained earnings                                                  20,171      24,520
                                                                         -------     -------
                 Total stockholders' equity                               28,173      32,522
                                                                         -------     -------
     TOTAL                                                              $298,464    $294,855
                                                                         =======     =======


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)
--------------------------------------------------------------------------------
                                                      December 29,      December 28,      December 27,
                                                           2001              2002             2003
REVENUE:
       Net sales                                        $ 1,530,901      $ 1,551,849      $ 1,534,236
       Other revenue                                          7,923            7,664            9,892
                                                        -----------      -----------      -----------
                Total revenue                             1,538,824        1,559,513        1,544,128

     COST OF PRODUCTS SOLD                                1,387,511        1,402,761        1,382,683
                                                        -----------      -----------      -----------

     GROSS PROFIT--Exclusive of warehouse
       expense shown separately below                       151,313          156,752          161,445

     OPERATING EXPENSES:
       Warehouse expense                                     54,123           57,844           62,042
       Transportation expense                                29,570           29,284           30,132
       Selling, general and administrative expenses          29,526           30,197           31,327
       Transaction related expenses                            --              3,239              547
       Amortization--goodwill                                 2,425             --               --
                                                        -----------      -----------      -----------

     OPERATING INCOME                                        35,669           36,188           37,397

     INTEREST EXPENSE                                        15,917           15,559           14,950

     AMORTIZATION--Deferred financing costs                     651              758              628

     OTHER INCOME--Net                                       (3,775)          (2,736)          (3,240)
                                                        -----------      -----------      -----------

     INCOME BEFORE INCOME TAXES                              22,876           22,607           25,059

     PROVISION FOR INCOME TAXES                              10,781            9,436           10,710
                                                        -----------      -----------      -----------

     NET INCOME                                         $    12,095      $    13,171      $    14,349
                                                        ===========      ===========      ===========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands, except share data)
--------------------------------------------------------------------------------
                               Class A              Class B      Additional
                            Common Stock         Common Stock      Paid-in     Retained
                           Shares   Amount     Shares    Amount    Capital     Earnings       Total
BALANCES--
  January 30, 2000         78.116     $ -      76.869     $ -      $ 8,002      $ 6,205     $ 14,207

  Net income                    -       -           -       -            -       12,095       12,095

   Dividend                     -       -           -       -            -       (5,300)      (5,300)
                               --      --          --      --           --       ------       ------
BALANCES--
  December 29, 2001        78.116       -      76.869       -        8,002       13,000       21,002

  Net income                    -       -           -       -            -       13,171       13,171

   Dividend                     -       -           -       -            -       (6,000)      (6,000)
                               --      --          --      --           --       ------       ------
BALANCES--
  December 28, 2002        78.116       -      76.869       -        8,002       20,171       28,173

  Net income                    -       -           -       -            -       14,349       14,349

   Dividend                     -       -           -       -            -      (10,000)     (10,000)
                               --      --          --      --           --      -------      -------
BALANCES--
  December 27, 2003        78.116     $ -      76.869     $ -      $ 8,002      $ 24,520     $32,522
                           ======     ===      ======     ===      =======      ========     =======


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)
--------------------------------------------------------------------------------
                                                                 December 29, December 28, December 27,
                                                                    2001         2002         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 12,095    $ 13,171    $ 14,349
  Adjustments to reconcile net income to net
    cash provided by operations:
    Depreciation                                                      2,332       2,341       2,239
    Amortization of deferred financing costs                            651         758         628
    Amortization of goodwill                                          2,425        --          --
    Other amortization                                                2,099       1,941       1,360
    Provision for doubtful accounts                                     500         500         500
    Actuarially calculated pension (income) expense                    (567)       (201)        885
    Deferred taxes                                                    1,966         104       1,961
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts and notes receivable                               (19,721)     (7,683)       (767)
        Inventory                                                    (1,782)     (2,317)      7,582
        Prepaid expenses                                                (75)     (1,126)      1,322
        Other assets                                                 (1,905)       (320)     (5,399)
        Long-term notes receivables                                   5,326        (979)     (3,101)
      Increase (decrease) in:
          Accounts payable                                            1,265       1,905     (18,667)
          Accrued expenses and other liabilities                      2,667       2,175        (811)
                                                                   --------    --------    --------
           Net cash provided by operating activities                  7,276      10,269       2,081
                                                                   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES--
  Additions to property, plant and equipment                         (1,949)     (3,261)     (1,200)
                                                                   --------    --------    --------
           Net cash used in investing activities                     (1,949)     (3,261)     (1,200)
                                                                   --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility--net                                            (10,410)      2,693      10,187
  Proceeds from note participation sales                             10,509       1,878        --
  Repurchase of 10% senior notes                                       --        (6,700)       --
  Dividend to stockholders                                           (5,300)     (6,000)    (10,000)
  Repayments of capital lease obligations                               (63)        (57)        (60)
                                                                   --------    --------    --------
           Net cash (used in) provided by financing activities       (5,264)     (8,186)        127
                                                                   --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       63      (1,178)      1,008

CASH AND CASH EQUIVALENTS--
  Beginning of year                                                   1,744       1,807         629
                                                                   --------    --------    --------
 CASH AND CASH EQUIVALENTS--End of year                            $  1,807    $    629    $  1,637
                                                                   ========    ========    ========

                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)
-------------------------------------------------------------------------------
                                                                 December 29, December 28, December 27,
                                                                    2001         2002         2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                       $15,991     $15,617     $14,981
                                                                   ========    ========    =======
    Income taxes                                                   $ 7,200     $10,645     $ 8,425
                                                                   ========    ========    =======

                                                                     (Concluded)

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization--Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the larger retail food markets in the United States. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area. The Company distributes three primary supermarket product categories: grocery, frozen and refrigerated.

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Accounts Receivable and Customer Financing--The accounts and notes receivable from customers are recorded at net realizable value.

      Inventories--Inventories, primarily consisting of finished goods, are valued at the lower of cost (weighted average cost method) or market.

      Property, Plant and Equipment--Owned property, plant and equipment is stated at cost. Capitalized leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the leased property at lease inception. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated life of the asset or the lease.

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

      Goodwill--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The annual goodwill impairment test, which we will perform on the first day of each fiscal fourth quarter, is a two step approach and is based on a comparison of the implied fair value of recorded goodwill with its carrying value. If the carrying value is in excess of the implied fair value, an impairment loss is required to be recognized.

      Deferred Financing Costs--Deferred financing costs are being amortized over the life of the related debt. During 2002, the Company repurchased $6.7 million of its 10% senior notes on the open market at par. The portion of the deferred financing costs related to the repurchased notes were written off, resulting in a loss which has been included in amortization of deferred financing costs in the accompanying consolidated statements of income.

      Environmental Remediation Costs--The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

      Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

      Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates embodied in these consolidated financial statements include the reserve for bad debts and the self insurance accruals for workmens' compensation, medical and general liability claims.

      Cash Equivalents--Cash equivalents are investments with original maturities of three months or less from the date of purchase.

      Transaction Related Costs--In connection with proposed transactions including the formation of a Canadian income trust, the Company incurred professional and other fees of approximately $3.2 million and $.5 million, which are included in the December 28, 2002 and December 27, 2003 Consolidated Statements of Income under the caption "Transaction related expenses." Transaction related costs were insignificant in the year ended December 29, 2001.

      Revenue Recognition--The Company recognizes sales revenue upon delivery of goods to the customer. For retail support services, including coupon redemption, technology support, store layout and equipment planning, and engineering, sanitation and inspection services, revenue is recognized when the services are provided. The Company provides reserves for returns and allowances which are deducted in determining net revenues. The Company receives certain promotional allowances from vendors, such as slotting allowances and co-operative advertising arrangements. The Company defers such allowances until such time that they are considered earned. The period of deferral is usually under 2 months, and amounts deferred in the consolidated balance sheet are not material.

      Sale of Notes Receivable--From time to time, the Company has sold nonrecourse, senior participations in selected customer notes receivable to various banks at par. During the years ended December 28, 2002 and December 29, 2001, the Company sold approximately $1.9 million and $10.5 million, respectively, in customer notes receivable. Fees for servicing were not material and there were no gains or losses on the sales as the sales price was equal to the carrying value of the customer notes receivable.

      Comprehensive Income--There are no components of other comprehensive income for the Company except for reported net income.

      Segment Reporting--Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company qualifies for the aggregation rules of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and therefore operates in one reportable segment.

      Fiscal Year--The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements are comprised of 52 weeks for each of the three years ended December 27, 2003.

      New Accounting Pronouncements--In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No.145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 was effective for the first quarter in the fiscal year ended December 27, 2003. Upon adoption of this pronouncement, the Company has reclassified these items in its consolidated financial statements.

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefits pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003 and are included in Note 8.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the same company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosures included herein are reflective of this interpretation.

2. ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following:

                                                 December 28,    December 27,
                                                    2002             2003
                                                        (In thousands)

         Accounts receivable                      $  82,252      $  85,007
         Notes receivable                            12,337         14,892
         Other receivables                           19,907         13,947
         Less allowance for doubtful accounts        (5,025)        (4,108)
                                                  ---------      ---------
                                                  $ 109,471      $ 109,738
                                                  =========      =========

      The Company periodically provides financial assistance in the form of loans to independent retailers. Loans are usually in the form of a secured, interest-bearing obligation that is generally repayable over a period of one to three years. As of December 27, 2003, the Company's customer loan portfolio had an aggregate balance of approximately $25.9 million of which $11.1 million is long term. The portfolio consisted of 71 loans ranging in size up to approximately $5.8 million.

3. PROPERTY, PLANT AND EQUIPMENT

      Property and equipment consist of the following:

                                            Estimated
                                          Useful Life  December 28, December 27,
                                            in Years        2002        2003
                                                                  (In thousands)

         Land                                  --        $    900      $    900
         Buildings and improvements              10         4,897         5,095
         Machinery and equipment               3-10        19,454        19,798
         Less accumulated depreciation                    (16,495)      (17,967)
                                                         --------      --------
                                                            8,756         7,826
                                                         --------      --------

         Capital leases:
           Building and improvements                        3,117         3,117
           Equipment                                          370           380
           Less accumulated amortization                   (1,364)       (1,483)
                                                          --------      --------
                                                            2,123         2,014
                                                          --------      --------
                                                          $ 10,879      $  9,840
                                                          ========      ========

      Depreciation and amortization expense was approximately $2.3 million, $2.3 million and $2.2 million for the years ended 2001, 2002 and 2003, respectively. Included in that amount is approximately $.1 million for each year of depreciation of assets under capital leases.

4. GOODWILL

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                 Fifty-two Weeks Ended
                                        December 29, December 28,   December 27,
                                            2001        2002           2003
                                                  (In thousands)

      Reported net income                   $12,095     $13,171     $14,349
      Goodwill amortization--net of tax       2,321        --          --
                                            -------     -------     -------
      Adjusted net income                   $14,416     $13,171     $14,349
                                            =======     =======     =======


      The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. During the quarter ended March 30, 2002, the Company completed the transitional impairment test and did not record any impairments of goodwill. Also, during the year ended December 27, 2003, the Company completed an impairment test and did not record any impairments of goodwill.

5. FINANCING

      Debt consists of the following:

                                    Interest Rate
                                    at December 27, December 28, December 27,
                                        2003          2002          2003
                                                       (In thousands)

      Revolving credit facility (a)     4.00 %      $  2,693     $ 12,880
                                                    ========     ========

      Long-term debt:
        senior notes (b)                10.00 %     $148,300     $148,300
                                                    ========     ========

      (a) Revolving Credit Facility--The Company's bank credit facility is scheduled to mature on February 1, 2007, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. The interest rate shown is the bank prime rate. Given the low amount of borrowing, the Company elected not to use the Eurodollar option. During 2003 the average interest rate for the outstanding borrowing was 4.11%.

           Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible receivables and 60% of eligible inventory. Borrowings under the Company's revolving bank credit facility were approximately $12.9 million (excluding $6.0 million of outstanding letters of credit) at December 27, 2003. Additional borrowing capacity of $73.7 million was available at that time under the Company's then current borrowing base certificate.

           The borrowings under the revolving credit facility are secured by the Company's inventories and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to interest coverage and capital expenditures. The Company was in compliance with the covenants as of December 27, 2003.

      (b) 10% Senior Notes--The senior notes were issued under an Indenture Agreement (the "Indenture") dated as of June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general unsecured obligations of the Company initially issued in $155 million principal amount, maturing on June 15, 2007. The senior notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, having commenced December 15, 1997.

           The senior notes are redeemable at the Company's option, in whole or in part, at any time on or after June 15, 2002, at redemption prices set forth in the Indenture. Upon the occurrence of a change of control, holders of the senior notes have the right to require the Company to repurchase all or a portion of the senior notes at a purchase price equal to 101% of the principal amount, plus accrued interest. The following are redemption prices if redeemed during the 12-month beginning June 15 of years indicated:

                           Year             Redemption Price

                           2003                  103.33%

                           2004                  101.67%

           Thereafter, redemption rates will be at 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date.

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of the Company's financial instruments are as follows:

                                        December 28, 2002          December 27, 2003
                                       Carrying       Fair         Carrying      Fair
                                        Amount        Value        Amount       Value
                                                        (In thousands)
      Debt:
        Revolving credit facility       $  2,693     $  2,693     $ 12,880     $ 12,880
        10% senior notes                 148,300      146,076      148,300      140,144
        Notes receivable--current         12,337       12,337       14,892       14,892
        Notes receivable--long-term        7,981        7,981       11,082       11,082

      The fair value of the 10% senior notes as of December 28, 2002 and December 27, 2003 is based on trade prices of $98.50 and $94.50, respectively, representing yields of 10.50% (as of December 28, 2002) and 11.99% (as of December 27, 2003), respectively. Based on the borrowing rate currently available to the Company, the book or carrying value of the revolving credit facility is considered to be equivalent to its fair value.

      The book value of the current and long-term notes receivable is equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

7. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                          December 28,   December 27,
                                             2002           2003
                                                (In thousands)

      Employee benefits                      $ 9,822     $10,221
      Due to vendors/customers                 9,848      12,714
      Other                                    7,475       5,199
      Legal and environmental  (Note 10)       3,764       2,042
      Interest                                   531         476
                                             -------     -------
                                             $31,440     $30,652
                                             =======     =======

8. RETIREMENT

      a. Pension Plans--The Company maintains a noncontributory defined benefit pension plan covering substantially all of its noncollective bargaining employees. The Company would make annual contributions if required to by the plan in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the Company's pension plan are invested in Treasury notes, U.S. Government agency bonds, corporate bonds, money market funds, and other investments.

      The following table provides information for the pension plan:

                                                  December 28,     December 27,
                                                   2002             2003
                                                        (In thousands)

      Change in benefit obligation:
        Benefit obligation at beginning of year     $ 49,533      $ 53,176
        Service cost                                     816           937
        Plan change                                       37          --
        Interest cost                                  3,498         3,500
        Actuarial loss                                 3,129         3,454
        Benefits paid                                 (3,837)       (4,008)
                                                    --------      --------
      Benefit obligation at end of year             $ 53,176      $ 57,059
                                                    ========      ========


                                                    December 28,    December 27,
                                                       2002             2003
                                                          (In thousands)

      Change in plan assets:
        Fair value of plan assets at beginning of year    $ 53,946     $ 53,859
        Actual return on plan assets                         3,750        1,657
        Benefit payments                                    (3,837)      (4,008)
        Employer contribution                                 --          3,500
                                                          --------     --------
      Fair value of plan assets at end of year            $ 53,859     $ 55,008
                                                          ========     ========


      Reconciliation of funded status:
        Funded status (fair value of plan assets less
        benefit obligation)                               $    683    $ (2,050)
        Unrecognized net actuarial loss                     17,681      23,262
        Unrecognized prior service cost                        112          93
                                                          --------    --------
      Prepaid benefit cost                                $ 18,476    $ 21,305
                                                          ========    ========


      The Company has included, as a prepaid benefit cost, approximately $18.5 million and $21.3 million in other assets for the years ended December 28, 2002 and December 27, 2003, respectively.


      Net pension cost includes the following components:

                                                   December 29, December 28, December 27,
                                                       2001         2002        2003
                                                                  (In thousands)
      Service cost                                     $   705     $   816     $   937
      Interest cost                                      3,482       3,498       3,500
      Expected return on plan assets                    (5,104)     (5,069)     (4,580)
      Amortization of prior service cost                    14          18          20
      Amortization of net loss from earlier periods       --           355         796
                                                       -------     -------     -------
                                                       $  (903)    $  (382)    $   673
                                                       =======     =======     =======

      Net periodic benefit cost for the current year is based on assumptions for the prior year. For the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002, the following actuarial assumptions were used:

                                          December 29, December 28, December 27,
                                              2001        2002         2003

      Weighted average discount rate           7.25 %     6.75 %     6.25 %
      Rate of increase in future
        compensation levels                    6.00       6.00       6.00
      Expected long-term rate of
        return on plan assets                  9.00       8.25       8.25

      Management's determination of the above assumptions for compensation increases and long term rate of return on plan assets is based upon a combination of historical actual results as well as expectations of the future. Determination of the weighted average discount rate was based upon an assumed portfolio of high quality debt instruments matched against the Company's projected cash out flows for future benefit payments.

      The following undiscounted benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                         Pension Benefits
                                                         (In thousands)
                         2004                                 $ 3,887
                         2005                                   3,963
                         2006                                   4,059
                         2007                                   4,140
                         2008                                   4,259
                      Thereafter                            $ 163,765

      The Company's funding policy is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the U.S. Internal Revenue Code. Management closely monitors the accumulated benefit obligation and the fair market value of the assets and has made and may continue to make contributions to avoid the requirements of recognizing a minimum pension liability. Such contributions vary each period and cannot be reasonable estimated until the fourth quarter annually.

      The pension plan weighted average asset allocations at December 27, 2003 and December 28, 2002, by asset category are as follows:



                                                          2002           2003
        Cash                                              7.4%          14.3%
        Fixed Income                                     88.2%          80.5%
        Equities                                          0.1%           0.6%
        Other                                             4.3%           4.6%
                                                         -----          -----
        Total                                           100.0%         100.0%
                                                        ======         ======


      Most of the plan assets are professionally managed with the directive from management to preserve capital. This is accomplished through investment in fixed income securities ranging from 1 to 10 years in maturity. Our investments primarily include Treasuries, Agencies, Corporates (rated A or better), and mortgage-backed securities. With interest rates near historical lows, the portfolios are positioned defensively against the possibility of an increase in interest rates. Strategically, the Company shortens the portfolio slightly, reducing risk and taking profits when bonds interest rates fall. When interest rates rise, the Company lengthens again, taking on exposure and increasing yield. This puts the portfolio in a more defensive position when interest rates have fallen sharply and in a more aggressive one when interest rates have risen.

      The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in the statements of income operations was as follows:

      Year Ended                                 (In thousands)

      December 29, 2001                               $1,266
      December 28, 2002                                1,460
      December 27, 2003                                1,503

      b. Savings Plan--The Company maintains a defined contribution 401(k) savings plan. Employees of the Company who are not covered by a collective bargaining agreement (unless a bargaining agreement expressly provides for participation) are eligible to participate in the plan after completing one year of employment.

            Eligible employees may elect to contribute on a tax-deferred basis from 1% to 60% of their total compensation (as defined in the savings plan), subject to statutory limitations. A contribution of up to 5% is considered to be a "basic contribution" and the Company makes a matching contribution equal to a designated percentage of a participant's basic contribution (all of which contributions may be subject to certain statutory limitations). Company contributions to the plan are summarized below:

      Year Ended                                  (In thousands)

      December 29, 2001                               $217
      December 28, 2002                                229
      December 27, 2003                                231

9. OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                   December 28,   December 27,
                                                      2002             2003
                                                         (In thousands)

      Deferred income tax liability--net (Note 13)     $7,361     $8,541
      Environmental  (Note 10)                            433        433
      Employee benefits                                   224        165
      Other                                                 6        255
                                                       ------     ------
                                                       $8,024     $9,394
                                                       ======     ======

10. COMMITMENTS AND CONTINGENCIES

      Legal Proceedings -- Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially affect the Company's consolidated financial position, cash flows or results of operations.

      The Company has been named in various claims and litigation relating to potential environmental problems. In the opinion of management, these claims are either without merit, covered by insurance, adequately provided for, or not expected to result in any material loss to the Company.

      Leases--The Company conducts certain of its operations from leased distribution facilities and leases transportation and warehouse equipment. In addition to rent, the Company pays property taxes, insurance and certain other expenses relating to leased facilities and equipment.

      The Company entered into a lease agreement to lease a dry distribution facility, which the Company is using for its grocery division as well as for its administrative headquarters. The lease commitment commenced on February 1, 1995. The lease was amended during 1997. The term of the lease, as amended, expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $3.1 million per year (through the expiration date).

      In November 1997, the Company entered into an agreement to lease a new frozen distribution facility in Carteret, New Jersey. The lease is accounted for as an operating lease. The lease expires in 2018 with two five-year renewal options. Rental payments under the lease are approximately $2.9 million for the first ten years and approximately $3.2 million for the last ten years.

      The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 27, 2003:

                                                 Capital       Operating
      Fiscal Year Ending                          Leases        Leases
                                                     (In thousands)
      2004                                        $  186         $10,562
      2005                                           186           9,463
      2006                                           186           9,138
      2007                                           186           8,133
      2008                                           186           7,762
      Thereafter                                   2,266          56,918
                                                  ------         -------

      Net minimum lease payments                               $ 101,976
                                                               =========

      Less interest                               (1,255)
                                                  -------

      Present value of net minimum lease payments
      (including current installments of $60)     $1,941
                                                  ======

      Total rent expense included in operations was as follows:

      Year Ended                                  (In thousands)

      December 29, 2001                               $11,365
      December 28, 2002                                11,595
      December 27, 2003                                12,666

      Letters of Credit--In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $6.0 million and $6.0 million on standby letters of credit with a bank as of December 28, 2002 and December 27, 2003, respectively.

      Guarantees--The Company has issued certain performance guarantees in an aggregate amount of approximately $1.6 million which decrease by approximately $.6 million per year through September 2006. The Company would be obligated to perform under the guarantees if the primary obligor defaulted on its payment obligations and the Company is unable to put into place a substitute obligor for either the entire term or a portion of the term of the guarantee period. Management has assessed the likelihood of the primary obligor's default as low.

      Employment Agreements--The Company has employment agreements with two key executives, which are scheduled to expire in April 2005. In addition, one employee has a termination agreement that provides for a six-month notice to terminate. Under these agreements, combined annual salaries of approximately $1.1 million were paid in fiscal 2003. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

11. EQUITY

      As a result of restrictive covenants contained in the Indenture governing the Company's publicly held debt, as well as those contained in the revolving credit facility, based on its results for year ended December 27, 2003, the Company is permitted to pay dividends up to $10 million.

12. OTHER INCOME--NET

      Other income consists of the following:

                                      December 29, December 28, December 27,
                                         2001         2002         2003
                                                 (In thousands)

      Interest income                    $2,512      $1,933      $1,836
      Net gain on disposal of assets        528        --          --
      Other--net                            735         803       1,404
                                         ------      ------      ------

                                         $3,775      $2,736      $3,240
                                         ======      ======      ======

13. INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                       December 28, December 27,
                                                          2002          2003
                                                                  (In thousands)

      Deferred tax assets:
        Allowance for doubtful accounts                      $ 2,235    $ 1,712
        Accrued expenses not deductible until paid               751        493
        Difference between book and tax basis of property          3          8
                                                             -------    -------
      Deferred tax assets                                      2,989      2,213

      Deferred tax liabilities:
        Pension asset valuation                               (7,364)    (8,549)
                                                             -------    -------

      Net deferred tax liabilities                           $(4,375)   $(6,336)
                                                             =======    =======

      As of December 27, 2003, the Company had a receivable for current taxes of approximately $.8 million.

      The income tax provision consists of the following:

                                                     December 29, December 28, December 27,
                                                        2001         2002         2003
                                                                  (In thousands)
      Current income tax                                $ 8,815     $ 9,332     $ 8,751
      Deferred income tax                                 1,966         104       1,959
                                                        -------     -------     -------
                                                        $10,781      $9,436     $10,710
                                                        =======     =======     =======

      A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                     December 29, December 28, December 27,
                                                        2001         2002         2003
                                                                  (In thousands)
      Tax at statutory rate                             $ 8,007     $ 7,912     $ 8,772
      State and local taxes--net of Federal benefit       2,010       1,524       1,791
      Permanent differences--goodwill and other             764        --           147
                                                        -------     -------     -------
                                                        $10,781     $ 9,436     $10,710
                                                        =======     =======     =======

14. RELATED PARTY TRANSACTIONS

      Mr. Bokser is co-chairman, president, and chief operating officer. Mr. Bokser serves on the board of Foodtown, a food cooperative. Mr. Bokser serves on its board without compensation as a representative of the Company. The Company, through a wholly-owned subsidiary, owns a non-voting equity interest in the cooperative. Sales to the Foodtown cooperative in 2003 were $8.4 million. Most of the decisions to purchase products from the Company are made by individual members of the Foodtown co-op and total sales to the individual members were approximately $210.7 million in 2003.

      We employ Grotta, Glassman, & Hoffman, a law firm in which Jerold E. Glassman, one of our directors, is Chairman, for legal services on an on-going basis. We paid approximately $26,000 to the firm in fiscal 2003.

      We utilize Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company controlled by Emil W. Solimine, one of our directors and a limited partner of Rose Partners, for risk management and insurance brokerage services. We paid Emar approximately $200,000 in fiscal 2003 for such services and purchased insurance with premiums of approximately $3.6 million through Emar.

      We believe that the transactions set forth above are on terms no less favorable that those which could reasonably have been obtained from unaffiliated parties.

      In April 2000, we loaned each of Messrs. Neff, co-chairman and chief executive officer, and Bosker $185,000 to be used by each of them to purchase .57195 shares of our Class A common stock and .56285 shares of our Class B common stock from one of our minority shareholders. The loan interest rates for the year were 4.25% and mature in 2005. On December 27, 2003, approximately $69,000 was outstanding on each loan.

15. MAJOR CUSTOMERS

      During the year ended December 29, 2001, sales to The Great Atlantic & Pacific Tea Company ("A&P") and Associated Food Stores ("Associated") represented 24.9% and 14.0% of net sales, respectively, and additionally sales to the Foodtown Group represented 14.7%.

      During the year ended December 28, 2002, sales to A&P and Associated represented 25.0% and 13.9% of net sales, respectively, and additionally sales to the Foodtown Group represented 14.9%.

      During the year ended December 27, 2003, sales to A&P and Associated represented 19.9% and 14.9% of net sales, respectively, and additionally sales to the Foodtown Group represented 14.3%.

      In October 2003, the Company ceased doing business with A&P.

                                     ******

                                                                     Schedule II


DI GIORGIO CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
--------------------------------------------------------------------------------

                                     Balance at  Charged to          Balance at
                                   Beginning of  Cost and              End of
              Description            Period      Expenses Deductions   Period

Allowance for doubtful accounts for the period ended:

December 29, 2001                       5,038     500      (282)(1)       5,256

December 28, 2002                       5,256     500      (731)(1)       5,025

December 27, 2003                       5,025     500    (1,417)(1)       4,108


(1) Accounts written off during the year, net of recoveries.