Form 10-Q
period 2004-03-27
DI GIORGIO CORP
filed 2004-04-29
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 27, 2004

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



          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-Q or any amendment to this Form 10-Q. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes__ No_X

     As April 20, 2004, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Condensed Balance Sheets,
     December 27, 2003 and March 27, 2004 (Unaudited).......................  1

   Consolidated Condensed Income Statements,
     Thirteen Weeks Ended March 29, 2003 and March 27, 2004 (Unaudited).....  2

   Consolidated Condensed Statement of Stockholders Equity,
     Thirteen Weeks Ended March 27, 2004 (Unaudited)........................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirteen Weeks Ended March 29, 2003 and March 27, 2004 (Unaudited).....  4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  6

Item 4. Controls and Procedures............................................. 11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................... 12

Signatures    .............................................................  13

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                      December 27,    March 27,
                                                          2003           2004
                                                                     (unaudited)
                     ASSETS
Current Assets:
Cash                                                   $   1,637      $   1,635
Accounts and notes receivable-net                        109,738        107,021
Inventories                                               61,204         61,325
Deferred income taxes                                      2,205          2,303
Prepaid expenses                                           3,606          3,106
                                                       ---------      ---------
Total current assets                                     178,390        175,390
                                                       ---------      ---------

Property, Plant and Equipment
Cost                                                      29,290         29,563
Accumulated depreciation and amortization                (19,450)       (20,187)
                                                       ---------      ---------
Net                                                        9,840          9,376
                                                       ---------      ---------

Long-term notes receivable                                11,082          9,142
Other assets                                              24,764         24,487
Deferred financing costs-net                               1,886          2,179
Goodwill                                                  68,893         68,893
                                                       ---------      ---------
Total assets                                           $ 294,855      $ 289,467
                                                       =========      =========



       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facility                              $  12,880      $    --
Accounts payable                                          59,166         59,810
Accrued expenses                                          30,652         35,431
Dividends payable                                           --           10,000
Notes and leases payable within one year                      64             65
                                                       ---------      ---------
Total current liabilities                                102,762        105,306
                                                       ---------      ---------

Long-term debt                                           148,300        148,300
Capital lease liability                                    1,877          1,860
Other long-term liabilities                                9,394          9,082
Stockholders' Equity:
Common stock                                                --             --
Additional paid-in-capital                                 8,002          8,002
Retained earnings                                         24,520         16,917
                                                       ---------      ---------
Total stockholders' equity                                32,522         24,919
                                                       ---------      ---------
Total liabilities & stockholders' equity               $ 294,855      $ 289,467
                                                       =========      =========

            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)


                                                           Thirteen weeks ended
                                                         March 29,     March 27,
                                                              2003         2004
Revenue:
  Net sales                                              $ 383,015    $ 311,144
  Other revenue                                              2,239        2,622
                                                         ---------    ---------
      Total revenue                                        385,254      313,766

Cost of products sold                                      345,415      276,285
                                                         ---------    ---------

Gross profit-exclusive of warehouse expense shown below     39,839       37,481

  Warehouse expense                                         15,232       14,756
  Transportation expense                                     7,848        6,975
  Selling, general and administrative expense                8,207        8,446
                                                         ---------    ---------

Operating income                                             8,552        7,304

  Interest expense                                           3,793        3,777
  Amortization-deferred financing costs                        157          169
  Other (income)-net                                          (848)        (831)
                                                         ---------    ---------

Income before income taxes                                   5,450        4,189
Income tax expense                                           2,329        1,792
                                                         ---------    ---------

Net income                                               $   3,121    $   2,397
                                                         =========    =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                            Class A                 Class B          Additional
                          Common Stock            Common Stock         Paid-in  Retained
                        Shares     Amount      Shares     Amount      Capital   Earnings    Total
Balance at
December 27, 2003       78.1158      $--       76.8690      $--      $8,002    $24,520    $32,522

Net income                   --       --            --       --          --      2,397      2,397

Dividends                    --       --            --       --          --    (10,000)   (10,000)

                         ------     ----        ------      ----      ------    ------     ------
Balance at
March 27, 2004          78.1158      $--       76.8690      $--      $8,002    $16,917    $24,919
                        =======     ====       =======      ====     ======    =======    =======





            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            Thirteen weeks ended
                                                            --------------------
                                                           March 29,   March 27,
                                                             2003         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $3,121        $2,397
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization of fixed assets                  575          576
Other amortization                                             602          198
Provision for doubtful accounts                                125          125
Amortization of pension expense                                243          337
Gain on sale of equipment                                      --           (18)
Deferred income taxes                                         (216)         (98)
Proceeds from note participation sale                         --          1,981
Changes in assets and liabilities:
(Increase) decrease in:
Accounts and  notes receivable                               7,012          611
Inventories                                                  1,958         (121)
Prepaid expenses                                             1,253          500
Long-term receivables                                          205        1,940
Other assets                                                    26          (29)
Increase (decrease) in:
Accounts payable                                            (8,836)         644
Accrued expenses and other liabilities                       4,928        4,407
                                                          --------     --------
Net cash provided by operating activities                   10,996       13,450
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                    (299)        (184)
Proceeds from sale of equipment                               --             90
                                                          --------     --------
Net cash used in investing activities                         (299)         (94)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit               (2,693)     (12,880)
Financing fees paid                                           --           (462)
Capital lease payments                                         (16)         (16)
                                                          --------     --------
Net cash used in financing activities                       (2,709)     (13,358)
                                                          --------     --------

Increase (decrease) in cash                                  7,988           (2)

Cash at beginning of period                                    629        1,637
                                                          --------     --------

Cash at end of period                                     $  8,617     $  1,635
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest                                                  $     52     $     69
                                                          ========     ========
Income taxes                                              $    231     $    311
                                                          ========     ========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of March 27, 2004, the consolidated condensed income statements for the thirteen weeks ended March 29, 2003 and March 27, 2004, the consolidated condensed statement of stockholders' equity for the thirteen weeks ended March 27, 2004, and the consolidated condensed statements of cash flows for the thirteen weeks ended March 29, 2003 and March 27, 2004, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 27, 2003 (where the consolidated condensed balance sheet as of December 27, 2003 has been derived), as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

General

As previously announced, the Company ceased doing business with the Great Atlantic & Pacific Tea Company ("A&P") in October 2003. While the Company has reduced expenses to help compensate for the reduced sales, the loss of this business will continue to have a negative impact on earnings when compared to prior periods. Sales to A&P were $93.7 million in the first fiscal quarter of 2003. The loss of these sales was partially offset by increased sales to a new group of customers in the Philadelphia area that we began servicing in the second quarter of 2003.

Results of Operations

Thirteen weeks ended March 27, 2004 and March 29, 2003

Net sales for the thirteen weeks ended March 27, 2004 decreased $71.9 million to $311.1 million from $383.0 million in the prior period. Excluding sales to A&P during the 2003 period, comparable sales increased 7.5% in the current period mostly as a result of sales to the new customers discussed above. Other revenue, consisting of recurring customer related services, increased to $2.6 million for the thirteen weeks ended March 27, 2004 as compared to $2.2 million in the prior period resulting from a full quarter of providing a warehousing service for a national manufacturer which started in the first quarter of 2003.

Gross margin increased to 12.0% of net sales or $37.5 million for the thirteen weeks ended March 27, 2004, as compared to 10.4% of net sales or $39.8 million for the prior period reflecting a change in mix of both customers and products sold and increased other revenue from frozen warehousing services. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this quarter will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with generally accepted accounting principles ("GAAP"), may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.7% of net sales or $14.8 million for the thirteen weeks ended March 27, 2004, as compared to 4.0% of net sales or $15.2 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales. In addition, rent expense for the thirteen weeks ended March 27, 2004 increased approximately $.3 million as a result of increased outside storage and occupancy costs related to the Company's specialty food division.

Transportation expense increased as a percentage of net sales to 2.2% of net sales or $7.0 million for the thirteen weeks ended March 27, 2004 as compared to 2.0% of net sales or $7.8 million in the prior period primarily as a result of fixed costs being compared to lower overall sales.

Selling, general and administrative expense increased to 2.7% of net sales or $8.4 million for the thirteen weeks ended March 27, 2004 as compared to 2.1% of net sales or $8.2 million in the prior period as a result of fixed costs being compared to lower overall sales, additional expenses including salaries of $.2 million related to the start up of the specialty food division, and additional pension expense of $.1 million as compared to the prior period.

There has been no change in the Company's effective tax rate of 43%.

Net income for the thirteen weeks ended March 27, 2004 was $2.4 million as compared to net income of $3.1 million in the prior period.

EBITDA was $8.7 million for the thirteen weeks ended March 27, 2004 as compared to $10.4 million in the prior period. While the loss of A&P was the primary reason for the decline, the Company incurred a $.4 million operating loss attributable to the start up of its specialty food division.

Reconciliation of EBITDA to net income (in thousands):

                                                Thirteen weeks ended March
                                                     2004        2003
                                                    -----        ----
          EBITDA                                   $8,740      $10,420
          Less: depreciation and
             amortization of fixed assets             576          575
          Less: other amortization                    198          602
          Less: interest expense                    3,777        3,793
          Less: income tax provision                1,792        2,329
                                                    -----        -----
          Net income                               $2,397       $3,121
                                                   ======       ======

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

Liquidity and Capital Resources

Cash flows from operations, cash on hand, and amounts available under the Company's $90 million bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility is scheduled to mature on February 1, 2007. The Company believes that cash flows from operations and amounts available under the bank credit facility will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements during the next twelve months, as well as any investments the Company may make.

There were no borrowings under the Company's revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at March 27, 2004. The Company had additional borrowing capacity of $84.0 million available at that time under the Company's then current borrowing base availability certificate. The Company paid a $10 million dividend on March 31, 2004 and as of April 20, 2004, the Company had $5.5 million of borrowings outstanding under its bank credit facility. The Company's bank credit facility bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate.

During the thirteen weeks ended March 27, 2004, cash flows provided by operating activities were approximately $13.5 million, consisting primarily of (i) cash generated from income before non-cash expenses of $3.5 million, (ii) an increase in accounts payable, accrued expenses, and other liabilities of $5.1 million,
(iii) reductions of accounts and notes receivables (including long-term portion) of $2.6 million, (iv) a reduction of prepaid expenses of $.5 million, and (v) proceeds of $2.0 million from the sale of note particpations offset by an increase in inventories and other assets of $.2 million.

Cash flows used in investing activities during the thirteen weeks ended March 27, 2004 were approximately $.1 million. $.2 million was used for capital expenditures and $.1 million was received as proceeds from the sale of excess trailers. Net cash used in financing activities of approximately $13.4 million consisted primarily of $12.9 million of net repayments of the bank credit facility and $.5 million of financing fees paid.

The consolidated indebtedness of the Company decreased to $150.2 million at March 27, 2004 as compared to $163.1 million at December 27, 2003 and stockholders' equity decreased to $24.9 million at March 27, 2004 as compared to $32.5 million at December 27, 2003 as a result of the $10.0 million dividend declared in March 2004 and paid March 31, 2004.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of March 27, 2004, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased, and may in the future purchase its notes on the open market and retire a portion of its public debt.




Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 27, 2004. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

 II-OTHER INFORMATION

Item 5. Other Information

In March 2004, the Company reached an agreement for a three year term with the union representing the frozen division warehousemen and drivers.


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


Date:    April 28, 2004