Form 10-Q
period 2004-06-26
DI GIORGIO CORP
filed 2004-08-16
CIK 28871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 26, 2004

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

As of August 3, 2004, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES


                                      INDEX



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets (Unaudited),
     December 27, 2003 (as restated) and June 26, 2004......................   1

   Consolidated Condensed Income Statements (Unaudited),
     Thirteen Weeks and Twenty-Six Weeks Ended June 28, 2003
      and June 26, 2004.....................................................   2

   Consolidated Condensed Statement of Stockholders Equity (Unaudited),
     Twenty-six Weeks Ended June 26, 2004...................................   3

   Consolidated Condensed Statements of Cash Flows, (Unaudited)
     Twenty-six Weeks Ended June 28, 2003 (as restated) and June 26, 2004...   4

   Notes to Consolidated Condensed Financial Statements (Unaudited).........   5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  14

Item 4. Controls and Procedures.............................................  14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................  15

Signatures .................................................................  16

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)
                                   (unaudited)
                                               December 27, 2003   June 26, 2004
                                           (as restated see note 4)
                     ASSETS
Current Assets:
   Cash                                               $  10,367       $   8,429
   Accounts and notes receivable-net                    109,738         106,566
   Inventories                                           61,204          62,228
   Deferred income taxes                                  2,205           2,306
   Prepaid expenses                                       3,606           4,395
                                                      ---------       ---------
       Total current assets                             187,120         183,924
                                                      ---------       ---------

  Property, Plant and Equipment
   Cost                                                  29,290          29,738
   Accumulated depreciation and amortization            (19,450)        (20,684)
                                                      ---------       ---------
   Net                                                    9,840           9,054
                                                      ---------       ---------

  Long-term notes receivable                             11,082           8,702
  Other assets                                           24,764          24,336
  Deferred financing costs-net                            1,886           2,004
  Goodwill                                               68,893          68,893
                                                      ---------       ---------
          Total assets                                $ 303,585       $ 296,913
                                                      =========       =========

        LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities:
  Revolving credit facility                           $  12,880       $  10,247
  Accounts payable                                       67,896          69,079
  Accrued expenses                                       30,652          31,371
  Notes and leases payable within one year                   64              67
                                                      ---------       ---------
         Total current liabilities                      111,492         110,764
                                                      ---------       ---------

 Long-term debt                                         148,300         148,300
 Capital lease liability                                  1,877           1,843
 Other long-term liabilities                              9,394           8,832
 Stockholders' Equity:
  Common stock                                             --              --
  Additional paid-in-capital                              8,002           8,002
  Retained earnings                                      24,520          19,172
                                                      ---------       ---------
         Total stockholders' equity                      32,522          27,174
                                                      ---------       ---------
           Total liabilities & stockholders' equity   $ 303,585       $ 296,913
                                                      =========       =========

            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)

                                                Thirteen weeks ended   Twenty-six weeks ended
                                                June 28,    June 26,    June 28,    June 26,
                                                  2003        2004        2003        2004
Revenue:
  Net sales                                     $400,433    $312,150    $783,448    $623,294
  Other revenue                                    2,512       2,977       4,751       5,599
                                                --------    --------    --------    --------
        Total revenue                            402,945     315,127     788,199     628,893

Cost of products sold                            362,223     277,504     707,638     553,789
                                                --------    --------    --------    --------

Gross profit-exclusive of warehouse expense
shown below                                       40,722      37,623      80,561      75,104

  Warehouse expense                               15,324      14,822      30,556      29,578
  Transportation expense                           7,545       6,674      15,393      13,649
  Selling, general and administrative expense      8,116       8,872      16,323      17,318
                                                --------    --------    --------    --------

Operating income                                   9,737       7,255      18,289      14,559

  Interest expense                                 3,736       3,804       7,529       7,581
  Amortization-deferred financing costs              157         174         314         343
  Other (income)-net                              (1,000)       (666)     (1,848)     (1,497)
                                                --------    --------    --------    --------

Income before income taxes                         6,844       3,943      12,294       8,132
Income tax expense                                 2,895       1,688       5,224       3,480
                                                --------    --------    --------    --------

Net income                                      $  3,949    $  2,255    $  7,070    $  4,652
                                                ========    ========    ========    ========





            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                      Class A Common Stock  Class B Common Stock  Additional
                      --------------------  -------------------     Paid-in     Retained
                        Shares     Amount     Shares     Amount     Capital     Earnings      Total
Balance at
December 27, 2003       78.1158      $--      76.8690      $--      $8,002      $24,520      $32,522

Net income                   --       --           --       --          --        4,652        4,652

Dividends                    --       --           --       --          --      (10,000)     (10,000)
                        -------     ----       ------     ----      ------       ------       ------
Balance at
June 26, 2004           78.1158      $--       76.8690      $--     $8,002      $19,172      $27,174
                        =======     ====       =======     ====     ======      =======      =======









            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                         Twenty-six weeks ended
                                                         ----------------------
                                                         June 28,      June 26,
                                                           2003          2004
CASH FLOWS FROM OPERATING ACTIVITIES:          (as restated see note 4)
Net income                                                $  7,070     $  4,652
Adjustments to reconcile net income to net cash
provided by operating activities
 Depreciation and amortization of fixed assets               1,115        1,073
 Other amortization                                          1,286          401
 Provision for doubtful accounts                               250          250
 Actuarially calculated pension expense                        486          675
 Gain on sale of equipment                                    --            (18)
 Deferred income taxes                                        (118)        (492)
Changes in assets and liabilities:
 (Increase) decrease in:
 Accounts receivable                                         6,961         (605)
 Inventories                                                 4,658       (1,024)
 Prepaid expenses                                              150         (789)
 Other assets                                                 (471)        (185)
Increase (decrease) in:
 Accounts payable                                              587        1,183
 Accrued expenses and other liabilities                     (3,141)         429
                                                          --------     --------
Net cash provided by operating activities                   18,833        5,550
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable                               (4,845)      (3,188)
Collections of notes receivable                              7,165        7,114
Proceeds from note participation sale                         --          1,981
Additions to property, plant and equipment                    (456)        (359)
Proceeds from sale of equipment                               --             90
                                                          --------     --------
Net cash provided by investing activities                    1,864        5,638
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit               (2,693)      (2,633)
Dividends paid                                             (10,000)     (10,000)
Financing fees paid                                           --           (462)
Capital lease payments                                         (31)         (31)
                                                          --------     --------
Net cash used in financing activities                      (12,724)     (13,126)
                                                          --------     --------

Increase (decrease) in cash                                  7,973       (1,938)

Cash at beginning of period                                  6,429       10,367
                                                          --------     --------

Cash at end of period                                     $ 14,402     $  8,429
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
 Cash paid during the period:
   Interest                                               $  7,500     $  7,565
                                                          ========     ========
   Income taxes                                           $  5,228     $  1,896
                                                          ========     ========

Noncash changes to notes receivable                       $    338     $  1,111
                                                          ========     ========

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION


The accompanying unaudited interim consolidated condensed balance sheet as of June 26, 2004, the consolidated condensed income statements for the twenty-six weeks and the thirteen weeks ended June 28, 2003 and June 26, 2004, the consolidated condensed statement of stockholders' equity for the twenty-six weeks ended June 26, 2004, and the consolidated condensed statements of cash flows for the twenty-six weeks ended June 28, 2003 and June 26, 2004, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 27, 2003 as well as Form 10-Q for the quarter ended March 27, 2004, as filed with the Securities and Exchange Commission. See Note 4 for information concerning the restatement of certain prior period financial statements. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim results are not necessarily indicative of the results to be expected for the full fiscal year.

2.   PENSION BENEFITS

Net periodic costs for the thirteen and twenty-six week periods ended June 26, 2004 and June 28, 2003 include the following components:

                                     Thirteen Weeks Ended Twenty-Six Weeks Ended
                                      June 26,   June 28,    June 26,   June 28,
                                        2004       2003        2004        2003
Service cost                          $   273    $   238     $   546    $   476
Interest cost                             889        898       1,777      1,796
Expected return on plan assets         (1,181)    (1,156)     (2,363)    (2,312)
Amortization of prior service cost          5          5          10         10
Amortization of net (gain) / loss         291        209         585        419
                                      -------    -------     -------    -------
Net periodic benefit cost             $   277    $   194     $   555    $   389
                                      =======    =======     =======    =======


Weighted-average assumptions used to determine
Net periodic benefit cost for years ended December 31       2004          2003

Discount rate                                               6.25%         6.75%
Expected long-term return on plan assets                    8.25%         8.25%
Rate of compensation increase                               6.00%         6.00%

3.   CONTINGENCIES

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

4.   RESTATEMENT OF BALANCE SHEET AND STATEMENT OF CASH FLOWS

Subsequent to the issuance of the consolidated condensed financial statements for the period ended March 27, 2004, the Company determined that certain cash balances should not have been offset against other balances in the same bank. In addition, the Company determined that the cash flows related to the loans provided by the Company to its customers should be classified as investing activities rather than as operating activities or financing activities in its statement of cash flows. Accordingly, the Company plans to amend its 2003 Annual Report on Form 10-K and its Form 10-Q for the first quarter of 2004 to reflect adjustments to cash, accounts payable, and the classification of its lending activities with its customers. The Company will file such amended reports as soon as is practicable. As a result, the accompanying consolidated condensed balance sheet as of December 27, 2003 and consolidated condensed statement of cash flows for the twenty-six weeks ended June 28, 2003 have been restated from amounts previously reported.

A summary of the significant effect of the restatement is as follows (in thousands):

                    As of March 27, 2004    As of December 27, 2003      As of December 28, 2002
                    --------------------    -----------------------      -----------------------
               As previously              As previously                As previously
                  reported   As restated     reported    As restated     reported   As restated
Balance Sheet:
--------------
Cash               $ 1,635     $ 8,293        $ 1,637    $ 10,367        $   629       $ 6,429

Accounts payable   $59,810     $66,468        $59,166    $ 67,896        $77,833       $83,633


                                                          Twenty-six weeks ended
                                                              June 28, 2003
                                                       As Previously
STATEMENT OF CASH FLOWS:                                 Reported    As Restated
------------------------                                 --------    -----------

Cash flows from operating activities:
Changes in assets and liabilities:
(increase) decrease in:
     Accounts and notes receivable                         $  8,534    $  6,961
     Long-term notes receivable                                 747        --
Increase (decrease) in:
     Accounts payable                                        (1,071)        587

Net cash provided by operating activities                    19,495      18,833

Cash flows from investing activities:
Additions to notes receivable                                  --        (4,845)
Collections of notes receivable                                --         7,165

Net cash (used in) provided by investing activities            (456)      1,864

Increase (decrease) in cash                                   6,315       7,973

Cash at beginning of period                                     629       6,429
                                                           --------    --------

Cash at end of period                                      $  6,944    $ 14,402
                                                           ========    ========

Supplemental disclosure of cash flow information:

Non cash  changes to notes receivable                      $   --      $    338
                                                           ========    ========

                                                      As Previously
                                                         Reported    As Restated

  Statement of Cash Flows for the year ended December 27, 2003

Net cash provided by (used in) operating activities     $  2,081       $ 10,733
Net cash provided by (used) investing activities        $ (1,200)      $ (6,922)

  Statement of Cash Flows for the year ended December 28, 2002

Net cash provided by (used in) operating activities     $ 10,269       $  7,771
Net cash provided by (used) investing activities        $ (3,261)      $ (1,291)
Net cash provided by (used in) financing activities     $ (8,186)      $(10,064)

  Statement of Cash Flows for the year ended December 29, 2001

Net cash provided by (used in) operating activities     $  7,276       $ 15,875
Net cash provided by (used) investing activities        $ (1,949)      $  1,258
Net cash provided by (used in) financing activities     $ (5,264)      $(15,773)

  Statement of Cash Flows for the thirteen weeks ended March 27, 2004

Net cash provided by (used in) operating activities     $ 13,450       $  8,157
Net cash provided by (used) investing activities        $    (94)      $  3,127

  Statement of Cash Flows for the thirteen weeks ended March 29, 2003

Net cash provided by (used in) operating activities     $ 10,996       $ 12,585
Net cash provided by (used) investing activities        $   (299)      $    321



5.   NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, The Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," was issued. This interpretation requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of this interpretation are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of this interpretation were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in December 2003 the FASB published a revision to this interpretation (hereafter referred to as ("FIN No. 46R")) to clarify some of the provisions of this interpretation and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. These rules are effective for financial statements for periods ending after March 15, 2004. The adoption of FIN 46R had no effect on the Company's financial condition, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150) effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides guidance on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. The Company does not have any financial instruments as defined in SFAS 150; therefore, the adoption of SFAS 150 had no effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may incur; dependence on key personnel; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation, especially with respect to wages and energy costs; and the effects of terrorism or terrorist acts against the Company.

General

As previously announced, the Company ceased doing business with the Great Atlantic & Pacific Tea Company ("A&P") in October 2003. While the Company has reduced expenses to help compensate for the reduced sales, the loss of this business will continue to have a negative impact on earnings when compared to prior periods. Sales to A&P were $186.5 million in the first two fiscal quarters of 2003. The loss of these sales was partially offset by increased sales to a new group of customers in the Philadelphia area that we began servicing in the second quarter of 2003.

Results of Operations

Thirteen weeks ended June 26, 2004 and June 28, 2003

Net sales for the thirteen weeks ended June 26, 2004 decreased $88.2 million to $312.2 million from $400.4 million in the prior period. Excluding sales to A&P during the 2003 period, sales increased 2.6% in the current period mostly as a result of sales to the new customers discussed above. Other revenue, consisting of recurring customer related services, increased to $3.0 million for the thirteen weeks ended June 26, 2004 as compared to $2.5 million due to small increases in a number of different services.

Gross margin increased to 12.1% of net sales or $37.6 million for the thirteen weeks ended June 26, 2004, as compared to 10.2% of net sales or $40.7 million for the prior period reflecting a change in mix of both customers and products sold and increased other revenue from frozen warehousing services. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this quarter will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with generally accepted accounting principles ("GAAP"), may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.7% of net sales or $14.8 million for the thirteen weeks ended June 26, 2004, as compared to 3.8% of net sales or $15.3 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales.

Transportation expense increased as a percentage of net sales to 2.1% of net sales or $6.7 million for the thirteen weeks ended June 26, 2004 as compared to 1.9% of net sales or $7.5 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales.

Selling, general and administrative expense increased to 2.8% of net sales or $8.9 million for the thirteen weeks ended June 26, 2004 as compared to 2.0% of net sales or $8.1 million in the prior period as a result of fixed costs being compared to lower overall sales, transaction related expenses of $.3 million, additional expenses including salaries of $.4 million related to the Company's new distribution operations (specialty foods and Puerto Rico which began in the second half of 2003), and additional pension expense of $.1 million as compared to the prior period.

Net income for the thirteen weeks ended June 26, 2004 was $2.3 million as compared to net income of $3.9 million in the prior period.


Twenty-six weeks ended June 26, 2004 and June 28, 2003

Net sales for the twenty-six weeks ended June 26, 2004 decreased $160.1 million to $623.3 million from $783.4 million in the prior period. Excluding sales to A&P during the 2003 period, sales increased 5.0% in the current period mostly as a result of sales to the new customers discussed above. Other revenue, consisting of recurring customer related services, increased to $5.6 million for the twenty-six weeks ended June 26, 2004 as compared to $4.8 million, primarily as a result of increased storage and warehousing services for a national manufacturer which started in the first quarter of 2003.

Gross margin increased to 12.0% of net sales or $75.1 million for the twenty-six weeks ended June 26, 2004, as compared to 10.3% of net sales or $80.6 million for the prior period reflecting a change in mix of both customers and products sold and increased other revenue from frozen warehousing services. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this year will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.7% of net sales or $29.6 million for the twenty-six weeks ended June 26, 2004, as compared to 3.9% of net sales or $30.6 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales. In addition, rent expense for the twenty-six weeks ended June 26, 2004 increased approximately $.4 million as a result of increased outside storage and occupancy costs related to the Company's specialty food division.

Transportation expense increased as a percentage of net sales to 2.2% of net sales or $13.6 million for the twenty-six weeks ended June 26, 2004 as compared to 2.0% of net sales or $15.4 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales.

Selling, general and administrative expense increased to 2.8% of net sales or $17.3 million for the twenty-six weeks ended June 26, 2004 as compared to 2.1% of net sales or $16.3 million in the prior period as a result of fixed costs being compared to lower overall sales, additional expenses including salaries of $.7 million related to the Company's new operations, transaction expenses of $.3 million, and additional pension expense of $.2 million as compared to the prior period.

There has been no change in the Company's effective tax rate of 43%.

Net income for the twenty-six weeks ended June 26, 2004 was $4.7 million as compared to net income of $7.1 million in the prior period.

EBITDA was $17.2 million for the twenty-six weeks ended June 26, 2004 as compared to $22.2 million in the prior period. While the loss of A&P was the primary reason for the decline, the Company incurred a $1.1 million operating loss attributable to the new operations and transaction expenses of $.3 million.

Reconciliation of EBITDA to net income (in thousands):

                                                      Twenty-six weeks ended
                                                      June 26,      June 28,
                                                       2004           2003
                                                      ------          ----
     EBITDA                                           $17,187       $22,224
     Less: depreciation and
        amortization of fixed assets                    1,073         1,115
     Less: other amortization                             401         1,286
     Less: interest expense                             7,581         7,529
     Less: income tax provision                         3,480         5,224
                                                       ------        ------
     Net income                                        $4,652        $7,070
                                                       ======        ======

The Company has presented EBITDA supplementally because management believes this information enables management, investors, and other readers to evaluate and compare, from period to period, the Company's results from ongoing operations in a more meaningful and consistent manner. We believe net income is the most closely comparable GAAP measure as opposed to cash flow from operations. Similar to net income, management uses EBITDA as a measure of the performance of our operations without the vagaries of fluctuations in working capital that cash flow from operations would have. Management also uses the EBITDA results when making operating decisions that require additional resources and as a basis for certain calculations for compensation programs. We believe that the relevant statistic for our business to measure liquidity is our working capital plus our availability under our existing line of credit, both of which are disclosed in our liquidity discussion under Liquidity and Capital Resources below.


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

There were $10.2 million of borrowings under the Company's revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at June 26, 2004. The Company had additional borrowing capacity of $74.2 million available at that time under the Company's then current borrowing base availability certificate. The Company's bank credit facility bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate.

During the twenty-six weeks ended June 26, 2004, cash flows provided by operating activities were approximately $5.6 million, consisting primarily of cash generated from income before non-cash expenses of $6.5 million and an increase in accounts payable, accrued expenses, and other liabilities of $1.6 million, offset by (i) an increase in accounts receivable of $.6 million; (ii) an increase in inventories of $1.0 million, (iii) an increase in prepaid expenses of $.8 million, and an increase in other assets of $.2 million.

Cash flows provided by investing activities during the twenty-six weeks ended June 26, 2004 were approximately $5.6 million consisting of $7.1 million of note receivable collections, $2.0 million of proceeds from note participation sales and $.1 million from proceeds from the sale of excess trailers offset by $3.2 million of new notes receivable and $.4 million for capital expenditures. Net cash used in financing activities of approximately $13.1 million consisted primarily of a $10.0 million dividend paid, $2.6 million of net repayments of the bank credit facility and $.5 million of financing fees paid for the extension of the bank credit facility until 2007.

The consolidated indebtedness of the Company decreased to $160.5 million at June 26, 2004 as compared to $163.1 million at December 27, 2003 and stockholders' equity decreased to $27.2 million at June 26, 2004 as compared to $32.5 million at December 27, 2003 primarily as a result of the $10.0 million dividend paid March 31, 2004.

As previously reported, the Company anticipates that it will take possession of and begin using the 160,000 square foot dry grocery warehouse expansion in the fourth quarter of 2004. Expected annual rent costs are approximately $1.2 million which should be partially offset by a reduction in short term rent expense of public warehouse space and improved productivity. We expect to spend approximately $1.3 million in leasehold improvements related to the expansion.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of June 26, 2004, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased, and may in the future purchase its notes on the open market and retire a portion of its public debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K for the year ended December 27, 2003 for a discussion of market risk for the company.


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). The errors identified and discussed in Note 4 of the consolidated condensed financial statements were the result of the misapplication of specific generally accepted accounting principles engrained in the Company's historical financial reporting process. The errors were identified during the quarterly review process and immediately rectified. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 26, 2004. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Attached as exhibits 31.1 and 31.2 to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act. This portion of the Company's quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  31.1 -  Certification  of the  Chief  Executive  Officer  pursuant  to
          Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

          31.2 -  Certification  of the  Chief  Financial  Officer  pursuant  to
          Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

          32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Di Giorgio Corporation Pursuant to 18 U. S.C. Section 1350.

     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                             DI GIORGIO CORPORATION


                                       By:   /s/ Richard B. Neff
                                             --------------------
                                             Richard B. Neff
                                             Co-Chairman and Chief
                                             Executive Officer

                                       By:   /s/ Stephen R. Bokser
                                             ----------------------
                                             Stephen R. Bokser
                                             Co-Chairman, President, and Chief
                                             Operating Officer

                                       By:   /s/ Lawrence S. Grossman
                                             ------------------------
                                             Lawrence S. Grossman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


Date: August 16, 2004