Form 10-K/A
period 2003-12-27
DI GIORGIO CORP
filed 2004-09-16
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
          Title of Each Class                           On Which Registered
          -------------------                           -------------------

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

                                     PART I

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A ("Form 10K/A"), which amends and restates our Annual Report on Form 10-K for the year ended December 27, 2003 originally filed on March 10, 2004 ("Original 10-K") to reflect a restatement of our consolidated balance sheets and consolidated statements of cash flows as discussed in Note 16 of the accompanying audited financial statements. Subsequent to the issuance of the consolidated financial statements for the year ended December 27, 2003, the Company determined that certain cash balances should not have been offset against other balances in the same bank. In addition, the Company determined that the cash flows related to the loans provided by the Company to its customers should be classified as investing activities rather than as operating activities or financing activities in its consolidated statements of cash flows. As a result, the accompanying consolidated balance sheets as of December 27, 2003 and December 28, 2002 and consolidated statements of cash flows for each of the three years in the period ended December 27, 2003 have been restated from amounts previously reported.

We have also updated a limited set of disclosures through this Form 10-K/A that were previously provided in the Original 10-K. The explanatory caption at the beginning of each revised item of this Form 10-K sets forth the limited nature of the revision therein. The following are the only sections of this Form10-K/A that have been revised from the Original Form 10-K.

Item 6 - Selected Financial Data
Item 7 - Management's Discussion and Analysis
Item 8 - Financial Statements and Supplementary Data
Item 9a - Controls and Procedures
Item 10 - Directors and Executive Officers of the Registrant
Report of Independent Registered Public Accounting Firm

Except as set forth above, this Form 10-K/A continues to speak as of the date of the filing of the Original 10-K, March 10, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the SEC since March 10, 2004.

We are not amending any reports affected by the restatement prior to the Original 10-K; therefore, the consolidated balance sheets, statements of cash flows and related financial information included in such reports should no longer be relied upon and are hereby superseded.


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

During 2003 we had revenue of $1,544.1 million, net income of $14.3 million and EBITDA (as more fully described in the Management's Discussion & Analysis section of this 10-K/A) of $44.2 million as compared to revenue of $1,559.5 million, net income of $13.2 million and EBITDA of $43.2 million in the prior year. The lower sales in 2003 are attributable to the loss of The Atlantic and Pacific Tea Company ("A&P") as a customer in October 2003. The rise in net income and EBITDA primarily reflects a reduction in transaction related expenses as more fully described in the "Management's Discussion & Analysis" section of this 10-K/A.


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

ITEM 2.  PROPERTIES.

Distribution facilities and data center.

           Location                        Use                     Square Footage          Lease Expiration
           --------                        ---                     --------------          ----------------
Carteret, New Jersey          Groceries, Non-Perishables, and        645,000         2018 (plus two 5-year renewal
                              executive offices                                      options)

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

We paid a dividend of $6.0 million in April 2002 and a dividend of $10.0 million in June 2003. Our ability to pay dividends is governed by restrictive covenants contained in the indenture governing our senior notes as well as restrictive covenants contained in our senior bank lending arrangement. As a result of these restrictive covenants, based on our results for the year ended December 27, 2003, we are currently permitted to pay dividends up to $10.0 million which we intend to pay on March 31, 2004.


ITEM 6. SELECTED FINANCIAL DATA.

We have derived the selected financial data as of December 27, 2003 and December 28, 2002 and for the years ended December 29, 2001, December 29, 2002 and December 27, 2003 from our audited consolidated financial statements included herewith. See Note 16 to the consolidated financial statements - Restatement of Balance Sheet and Statement of Cash Flows for a discussion of the restatement of certain balance sheet and cash flow data. The selected financial data for the years ended December 30, 2000 and January 1, 2000 have been derived from audited financial statements not presented herewith. The balance sheet data as of December 29, 2001, December 30, 2000 and January 1, 2000 has been restated from the amounts previously reported for the matters discussed in Note 16. The selected information presented below should be read in conjunction with such consolidated financial statements and notes thereto. Amounts are in thousands of dollars.

                                          Year Ended     Year Ended    Year Ended    Year Ended     Year Ended
                                          January 1,    December 30,  December 29,   December 28,     December 27,
                                             2000           2000          2001          2002           2003
                                       -----------------------------------------------------------------------------
Income Statement Data:
Total revenue                          $ 1,413,827     $ 1,495,398     $ 1,538,824     $ 1,559,513     $ 1,544,128
Gross profit(a)                            138,971         144,996         151,313         156,752         161,445
  Warehouse expense                         51,865          52,233          54,123          57,844          62,042
  Transportation expense                    26,607          28,387          29,570          29,284          30,132
  Selling, general and                      25,834          29,443          29,526          30,197          31,327
administration expenses

  Transaction related expenses                --              --              --             3,239             547
  Amortization--goodwill                     2,425           2,425           2,425            --              --

Operating income                            32,240          32,508          35,669          36,188          37,397
  Interest expense                          16,679          16,028          15,917          15,559          14,950
  Amortization--deferred financing             764             730             651             758             628
costs
  Other (income), net                       (2,744)         (3,517)         (3,775)         (2,736)         (3,240)
Income  before income taxes                 17,541          19,267          22,876          22,607          25,059
Income taxes                                 7,872           8,528          10,781           9,436          10,710
Net  income                                  9,669          10,739          12,095          13,171          14,349


                                         January 1,    December 30,  December 29,   December 28,     December 27,
                                             2000           2000          2001          2002           2003
                                       -----------------------------------------------------------------------------
Balance Sheet Data:
Total assets (as restated)             $   278,848     $   296,710     $   299,142     $   304,264     $   303,585

Working capital                             56,397          56,238          73,612          74,774          75,628
Total debt including capital leases        164,069         167,531         157,058         152,994         163,121
Total stockholder's equity                   5,968          14,207          21,002          28,173          32,522


(a) Gross profit excludes warehouse expense shown separately.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section has been updated to give effect to the  restatement as discussed in
Note 16 to the consolidated financial statement included in Item 8, and should be read in conjunction with the accompanying audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America.

Forward- Looking Statements

Forward-looking statements in this Form 10-K/A include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", " should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the agreements governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.


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

Allowance for doubtful accounts

We estimate the net realizable value of our trade receivables and notes receivables, as well as our vendor receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including evaluating the current creditworthiness of each customer and related aging of the past due balances. The provision for bad debts was $.5 million in each of fiscal 2003, fiscal 2002, and fiscal 2001. At December 27, 2003, the total notes and accounts receivable (including the long-term portion) were $120.8 million and at December 28, 2002 were $117.5 million, net of an allowance of doubtful accounts of $4.1 million at December 27, 2003 and $5.0 million at December 28, 2002. We evaluate the credit worthiness of specific accounts for reserve consideration when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the best facts available and are re-evaluated and adjusted as additional information is received.


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

Our policy is to annually assess the value of our goodwill on the first day of our fiscal fourth quarter, and more frequently as conditions require. We do not believe our goodwill is impaired.


Pension benefits

We have significant pension benefit costs, which we develop from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are evaluated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, such as changes in interest rates, in developing these assumptions. Changes in the related pension benefit costs or credits may occur in the future due to changes in the assumptions. The key assumptions used in developing our fiscal 2003 net pension expense were a 6.75 % discount rate, an 8.25% expected return on plan assets and a 6% rate of compensation increases. These were consistent with the prior year assumptions except that the discount rate was reduced by one-half of one percent to reflect current market conditions. Compared with the prior year, our net pension expense in fiscal 2003 increased $1.2 million to $1.0 million. Our net pension expense is expected to increase approximately $.5 million during fiscal 2004, primarily as a result of a reduction in the discount rate from 6.75% to 6.25% and an additional year of benefit accrual. Holding all other assumptions constant, a one-quarter percent increase or decrease in the discount rate would have increased or decreased annual fiscal 2003 pre-tax income by approximately $.2 million. Likewise, a one-quarter percent increase or decrease in the expected return on plan assets would have increased or decreased annual fiscal 2003 pre-tax income by $ .1 million.

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


Reserves for self-insurance.

We are primarily self-insured for workers' compensation, medical insurance, and a portion of our liability claims (together "claims"). It is our policy to record these liabilities based on claims filed and an estimate of claims incurred but not yet reported. These reserves totaled $ 7.0 million at December 27, 2003. Any projections of losses are estimates and are subject to many variables. Among these variables are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Beginning in 2002, since the workers compensation accrual represents in excess of 50% of the total claims reserve, we engaged a national actuarial firm to periodically (at least annually) review our workers compensation accrual. If a greater amount of claims is incurred compared to estimates, or if health care costs increase more than anticipated, recorded reserves may be insufficient and additional costs would be recorded at that time in the consolidated financial statements.

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


                     Statement of Income as a % of Net Sales
                                                       Fifty-two weeks ended
                                                       ---------------------
                                                 Dec 29,     Dec 28,     Dec 27,
                                                  2001        2002        2003
Revenue:
    Net sales                                     100.0%      100.0%      100.0%
    Other revenue                                   0.5%        0.5%        0.6%
                                                   -----       -----       -----
              Total revenue                       100.5%      100.5%      100.6%
Cost of products sold                              90.6%       90.4%       90.1%
                                                   -----       -----       -----

Gross profit-exclusive of warehouse
  expense shown below                               9.9%       10.1%       10.5%

  Warehouse expense                                 3.5%        3.7%        4.0%
  Transportation expense                            1.9%        1.9%        2.0%
  Selling, general and administrative expense       1.9%        1.9%        2.0%
  Transaction related expenses                      0.0%        0.2%        0.0%
   Amortization-goodwill                            0.2%        0.0%        0.0%
                                                   -----       -----       -----

Operating income                                    2.4%        2.4%        2.5%

  Interest expense                                  1.0%        1.0%        1.0%
  Amortization-deferred financing costs             0.0%        0.0%        0.0%
  Other (income)-net                               -0.2%       -0.2%       -0.2%
                                                   -----       -----       -----

Income before income taxes                          1.6%        1.6%        1.7%
Income tax expense                                  0.7%        0.6%        0.7%
                                                   -----       -----       -----

Net income                                          0.9%        1.0%        1.0%
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

Selling, general and administrative expense increased as a percentage of net sales to 2.0% of net sales or $31.3 million for 2003 compared to 1.9% of net sales or $30.2 million for the prior period. 2003 included an increase in pension expense of approximately $1.2 million from the prior year which was partially offset by $.6 million as a result of a settlement with an excess insurance carrier related to legal fees expensed in previous years.

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

Transaction related expenses were $3.2 million in 2002 of which $2.7 million related to a proposed securities offering in Canada.

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

We recorded net income for 2002 of $13.2 million as compared to $12.1 million in the prior period. The increase was primarily the result of no amortization of goodwill in the current year in accordance with SFAS No. 142. Had SFAS No. 142 been in effect during 2001, net income for that period would have been $14.4 million. The decrease, had SFAS 142 been in effect, would have been as a result of the transaction related expenses discussed above.


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

During 2003, cash flows provided by operating activities were $10.7 million, consisting primarily of cash generated from income before non-cash items of $21.9 million, decreases in inventory of $7.6 million, accounts receivable of $1.9 million and prepaid expenses of $1.3 million, offset by a decrease in accounts payable of $15.7 million, accrued expenses and other liabilities of $.8 million and other assets of $5.4 million.

We used approximately $6.9 million of cash for investing activities during 2003. $19.9 million was used for new loans to customers offset by $14.2 million of collections. $1.2 million was used for capital expenditures. Net cash provided by financing activities during 2003 was $.1 million consisting of net borrowings under our bank credit facility of $10.2 million offset by a $10.0 million dividend paid in June 2003 and approximately $.1 million of capital lease payments.

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


                                                         Payments due by period
                                    -------------------------------------------------------------
                                    Total      Less than     1-3 years     3-5 years    More than
   Contractual Obligations                      1 year                                   5 years
   -----------------------
        (in thousands)
Long-Term Debt                    $148,300      $      0      $      0      $148,300      $      0
Capital Lease Obligations            3,196           186           372           372         2,266
Operating Leases Obligations       101,976        10,562        18,601        15,895        56,918
Purchase Obligations  (a)              304           304             0             0             0
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP
excluding deferred tax
liabilities (b)                        598           200           200           198              0
                                       ---           ---           ---           ---              -
Total                             $254,374       $11,252       $19,173      $164,765        $59,184
                                  ========       =======       =======      ========        =======


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This section has been updated to give effect to the  restatement as discussed in
Note 16 to the audited consolidated financial statements, and should be read in conjunction with the accompanying audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America. While the restatement did not have any effect on our statement of income or statement of stockholders' equity, it did affect cash and accounts payable in the consolidated balance sheets as well as the consolidated statement of cash flows.

                                                                            Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements..............................     F-1

Report of Independent Registered Public Accounting Firm ................     F-2

Consolidated Balance Sheets as of December 28, 2002 and
December 27, 2003 (Restated)............................................     F-3

Consolidated Statements of Income for each of the
 three years in the period ended December 27, 2003.......................    F-4

Consolidated Statements of Changes in Stockholders'
 Equity for each of the three years in the period
 ended December 27, 2003.................................................    F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended December 27, 2003 (Restated)........    F-6

Notes to Consolidated Financial Statements...............................    F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

This section has been updated for events and developments occurring subsequent to the filing of the Original Form 10-K through August 16, 2004.

     (a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 27, 2003. The errors identified and discussed in Note 16 of the consolidated financial statements were the result of the misapplication of specific generally accepted accounting principles engrained in the Company's historical financial reporting process. The errors were identified during the quarterly review process for the quarter ended June 26, 2004 and immediately rectified. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of Di Giorgio:

                           Age      Position

Richard B. Neff (1)        56       Co-Chairman of the Board of Directors and
                                    Chief Executive Officer

Stephen R. Bokser          61       Co-Chairman of the Board of Directors,
                                    President, and Chief Operating Officer

Jerold E. Glassman (1)     68       Director

Emil W. Solimine (2)       59       Director

Charles C. Carella (3)     70       Director

Jane Scaccetti (3)         50       Director

Michael S. Goldberg (2)    30       Director

Robert L. Reiner           49       Director

Joseph R. DeSimone         65       Senior Vice President Distribution

Robert A. Zorn             50       Executive Vice President-Finance
                                    and Treasurer

Lawrence S. Grossman       43       Senior Vice President and Chief
                                    Financial Officer

Harlan Levine              43       Vice President, General Counsel
                                    and Secretary

George Conklin             44       Vice President of Logistics

Joseph Fantozzi            43       Senior Vice President and General Manager-
                                    White Rose(R) Dairy Division of Di Giorgio

John Annetta               52       Senior Vice President and General Manager-
                                    White Rose(R) Frozen Division of Di Giorgio

John J. Zumba              66       Senior Vice President
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

Mr. Reiner became a Director of Di Giorgio in April 2004. From 1994 to 2002, Mr. Reiner held the position of Global Portfolio Manager for Deutsche Asset Management. He became Managing Director in 1999.

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
                                       0.56285 sh of class B

     (1) Rose Partners, LP is a limited partnership. The sole general partner is RBN Investments, Inc., a corporation wholly-owned by Mr. Neff. The business address for Rose is 380 Middlesex Avenue, Carteret, New Jersey 07008.

     (2) Mr. Neff's and Mr. Bokser's business addresses are 380 Middlesex Avenue, Carteret, New Jersey 07008.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following fees were paid to Deloitte & Touche, LLP for services rendered during the years ended December 27, 2003 and December 28, 2002:



                                           2003               2002
                                           ----               ----

         Audit Fees (a)                  $282,500           $267,000
         Audit-Related Fees               250,000 (c)        534,500 (b,c)
         Tax Fees                              --                 --
         All Other Fees                        --                 --
                                         --------           --------
         Total Fees                      $532,500           $801,500
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

     1.   Financial Statements

          Report of Independent Registered Public Accounting Firm........... F-2

          Consolidated Balance Sheets as of
          December 28, 2002 and December 27, 2003 (Restated)................ F-3

          Consolidated Statements of Income for each of the
          three years in the period ended December 27, 2003................. F-4

          Consolidated Statements of Changes in Stockholders'
          Equity for each of the three years in the period
          Ended December 27, 2003........................................... F-5

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 27, 2003 (Restated).. F-6

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

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 2004.

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

Signature                          Title                      Date

 /s/ Jerold E. Glassman            Director                   September 14, 2004
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine              Director                   September 14, 2004
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella            Director                   September 14, 2004
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti                Director                   September 14, 2004
---------------------------
Jane Scaccetti

/s/ Michael S. Goldberg            Director                   September 14, 2004
-----------------------
Michael S. Goldberg

/s/ Robert L. Reiner               Director                   September 14, 2004
--------------------
Robert L. Reiner

 /s/ Lawrence S. Grossman          Senior Vice President      September 14, 2004
-------------------------          and Chief Financial
Lawrence S. Grossman               Officer (Principal
                                   Financial & Accounting Officer)

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets (Restated)                                   F-3

   Consolidated Statements of Income                                        F-4

   Consolidated Statements of Stockholders' Equity                          F-5

   Consolidated Statements of Cash Flows (Restated)                         F-6

   Notes to Consolidated Financial Statements                               F-8

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FOR EACH OF
   THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003:

   Schedule II - Valuation and Qualifying Accounts                          S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of December 27, 2003 and
December 28, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also include the consolidated financial statement schedule listed in the Index at Item 15 (a) (2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 16 to the consolidated financial statements, the consolidated balance sheets as of December 27, 2003 and December 28, 2002 and the consolidated statements of cash flows for each of the three years in the period ended December 28, 2003 have been restated.


/s/ Deloitte & Touche LLP

February 26, 2004 (September 9, 2004 as to the effects of the restatement discussed in Note 16)

New York, New York

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2002 AND DECEMBER 27, 2003
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                       December 28, December 27,
                                                          2002         2003
                                                      (As Restated,(As Restated,
                                                       see Note 16) see Note 16)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  6,429      $ 10,367
  Accounts and notes receivable--Net                       109,471       109,738
  Inventories                                               68,786        61,204
  Deferred income taxes                                      2,986         2,205
  Prepaid expenses                                           4,928         3,606
                                                             -----         -----
           Total current assets                            192,600       187,120

PROPERTY, PLANT AND EQUIPMENT--Net                          10,879         9,840

NOTES RECEIVABLE                                             7,981        11,082

DEFERRED FINANCING COSTS--Net                                2,514         1,886

OTHER ASSETS                                                21,397        24,764

GOODWILL                                                    68,893        68,893
                                                            ------        ------
TOTAL                                                     $304,264      $303,585
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility                               $  2,693      $ 12,880
  Current installment--capital lease liability                  60            64
  Accounts payable--trade                                   83,633        67,896
  Accrued expenses                                          31,440        30,652
                                                            ------        ------
           Total current liabilities                       117,826       111,492

LONG-TERM DEBT                                             148,300       148,300

CAPITAL LEASE LIABILITY                                      1,941         1,877

OTHER LONG-TERM LIABILITIES                                  8,024         9,394

STOCKHOLDERS' EQUITY:
  Common stock, Class A, $.01 par value--authorized,
     1,000 shares; issued and outstanding, 78.116 shares        --           --
  Common stock, Class B, $.01 par value, nonvoting--authorized,
    1,000 shares; issued and outstanding, 76.869 shares         --           --
  Additional paid-in capital                                 8,002         8,002

  Retained earnings                                         20,171        24,520
                                                            ------        ------
            Total stockholders' equity                      28,173        32,522
                                                            ------        ------
TOTAL                                                     $304,264      $303,585
                                                          ========      ========

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)
--------------------------------------------------------------------------------
                                                 December 29,     December 28,     December 27,
                                                    2001             2002            2003
REVENUE:
  Net sales                                       $ 1,530,901     $ 1,551,849     $ 1,534,236
  Other revenue                                         7,923           7,664           9,892
                                                        -----           -----           -----
           Total revenue                            1,538,824       1,559,513       1,544,128

COST OF PRODUCTS SOLD                               1,387,511       1,402,761       1,382,683
                                                    ---------       ---------       ---------
GROSS PROFIT--Exclusive of warehouse
  expense shown separately below                      151,313         156,752         161,445

OPERATING EXPENSES:
  Warehouse expense                                    54,123          57,844          62,042
  Transportation expense                               29,570          29,284          30,132
  Selling, general and administrative expenses         29,526          30,197          31,327
  Transaction related expenses                           --             3,239             547
  Amortization--goodwill                                2,425            --              --

OPERATING INCOME                                       35,669          36,188          37,397

INTEREST EXPENSE                                       15,917          15,559          14,950

AMORTIZATION--Deferred financing costs                    651             758             628

OTHER INCOME--Net                                      (3,775)         (2,736)         (3,240)
                                                       ------          ------          ------

INCOME BEFORE INCOME TAXES                             22,876          22,607          25,059

PROVISION FOR INCOME TAXES                             10,781           9,436          10,710
                                                       ------           -----          ------

NET INCOME                                        $    12,095     $    13,171     $    14,349
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

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands, except share data)
--------------------------------------------------------------------------------

                                  Class A             Class B        Additional
                               Common Stock         Common Stock       Paid-in      Retained
                           Shares     Amount    Shares      Amount     Capital      Earnings       Total
BALANCES--
  January 30, 2000          78.116      $ -      76.869       $ -      $ 8,002       $ 6,205     $ 14,207

  Net income                    -        -           -         -            -         12,095       12,095

   Dividend                     -        -           -         -            -         (5,300)      (5,300)
                            ------      ---      ------       ---        -----        ------       ------
BALANCES--
  December 29, 2001         78.116               76.869                  8,002        13,000       21,002

  Net income                    -        -           -         -            -         13,171       13,171

   Dividend                     -        -           -         -            -         (6,000)      (6,000)
                            ------      ---      ------       ---        -----        ------       ------
BALANCES--
  December 28, 2002         78.116        -      76.869         -        8,002        20,171       28,173

  Net income                    -        -           -         -            -         14,349       14,349

   Dividend                     -        -           -         -            -        (10,000)     (10,000)
                            ------      ---      ------       ---        -----        ------       ------
BALANCES--
  December 27, 2003         78.116      $ -      76.869       $ -      $ 8,002      $ 24,520     $ 32,522
                            ======      ===      ======       ===        =====        ======       ======



See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)
--------------------------------------------------------------------------------
                                                                  December 29, December 28, December 27,
                                                                      2001       2002          2003
                                                                (As Restated, (As Restated, (As Restated,
                                                                 see Note 16)  see Note 16)  see Note 16)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 12,095     $ 13,171     $ 14,349
  Adjustments to reconcile net income to net
    cash provided by operations:
    Depreciation                                                     2,332        2,341        2,239
    Amortization of deferred financing costs                           651          758          628
    Amortization of goodwill                                         2,425         --           --
    Other amortization                                               2,099        1,941        1,360
    Provision for doubtful accounts                                    500          500          500
    Actuarially calculated pension (income) expense                   (567)        (201)         885
    Deferred taxes                                                   1,966          104        1,961
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                         (7,093)      (8,754)       1,854
        Inventory                                                   (1,782)      (2,317)       7,582
        Prepaid expenses                                               (75)      (1,126)       1,322
        Other assets                                                (1,905)        (320)      (5,399)
      Increase (decrease) in:
          Accounts payable                                           2,562         (501)     (15,737)
          Accrued expenses and other liabilities                     2,667        2,175         (811)
                                                                     -----        -----         ----
           Net cash provided by operating activities                15,875        7,771       10,733
                                                                    ------        -----       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to notes receivable                                    (15,425)      (8,312)     (19,944)
  Collections of notes receivable                                    8,123        8,404       14,222
  Proceeds from note participation sales                            10,509        1,878         --
  Additions to property, plant and equipment                        (1,949)      (3,261)      (1,200)
                                                                    ------       ------       ------
           Net cash provided by (used in) investing activities       1,258       (1,291)      (6,922)
                                                                     -----       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving
    credit facility--net                                           (10,410)       2,693       10,187
  Repurchase of 10% senior notes                                      --         (6,700)        --
  Dividend to stockholders                                          (5,300)      (6,000)     (10,000)
  Repayments of capital lease obligations                              (63)         (57)         (60)
                                                                       ---          ---          ---
           Net cash (used in) provided by financing activities     (15,773)     (10,064)         127
                                                                   -------      -------          ---
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   1,360       (3,584)       3,938

CASH AND CASH EQUIVALENTS--
  Beginning of year                                                   8,653       10,013        6,429
                                                                      -----       ------        -----
 CASH AND CASH EQUIVALENTS--End of year                            $ 10,013     $  6,429     $ 10,367
                                                                   ========     ========     ========

                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)
--------------------------------------------------------------------------------
                                                                  December 29, December 28, December 27,
                                                                      2001       2002          2003
                                                                (As Restated, (As Restated, (As Restated,
                                                                 see Note 16)  see Note 16)  see Note 16)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                      $ 15,991     $ 15,617     $ 14,981
                                                                  ========     ========     ========

    Income taxes                                                  $  7,200     $ 10,645     $  8,425
                                                                  ========     ========     ========

Non cash changes to notes receivable                              $   (876)    $  3,829     $     17
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

     Goodwill--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The annual goodwill impairment test, which the Company performs on the first day of each fiscal fourth quarter, is a two step approach and is based on a comparison of the implied fair value of recorded goodwill with its carrying value. If the carrying value is in excess of the implied fair value, an impairment loss is required to be recognized.

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

     New Accounting Pronouncements--In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No.145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 was effective for the first quarter in the fiscal year ended December 27, 2003. Upon adoption of this pronouncement, the Company has reclassified approximately $.1 million in its consolidated financial statements.

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

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. This interpretation requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of this interpretation are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of this interpretation were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in December 2003 the FASB published a revision to this interpretation (hereafter referred to as ("FIN No. 46R")) to clarify some of the provisions of this interpretation and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. These rules are effective for financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have any effect on the Company's financial condition, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides guidance on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. The Company does not have any financial instruments as defined in SFAS 150; therefore, the adoption of SFAS 150 had no effect on the Company's financial condition, results of operations or cash flows.

2.   ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                  December 28,      December 27,
                                                      2002              2003
                                                         (In thousands)

     Accounts receivable                          $  82,252      $  85,007
     Notes receivable                                12,337         14,892
     Other receivables                               19,907         13,947
     Less allowance for doubtful accounts            (5,025)        (4,108)
                                                     ------         ------
                                                  $ 109,471      $ 109,738
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

3.   PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following:

                                        Estimated
                                       Useful Life    December 28,  December 27,
                                         in Years        2002          2003
                                                          (In thousands)

     Land                                    --        $    900      $    900
     Buildings and improvements                10         4,897         5,095
     Machinery and equipment                 3-10        19,454        19,798
     Less accumulated depreciation                      (16,495)      (17,967)
                                                        -------       -------
                                                          8,756         7,826
                                                          -----         -----
     Capital leases:
       Building and improvements                          3,117         3,117
       Equipment                                            370           380
       Less accumulated amortization                     (1,364)       (1,483)
                                                         ------        ------
                                                          2,123         2,014
                                                          -----         -----
                                                       $ 10,879      $  9,840
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

4.   GOODWILL

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                          December 29, December 28, December 27,
                                             2001         2002          2003
                                                     (In thousands)

     Reported net income                    $12,095     $13,171     $14,349
     Goodwill amortization--net of tax        2,321        --          --
                                              -----      ------      ------
     Adjusted net income                    $14,416     $13,171     $14,349
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

7.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                    December 28,   December 27,
                                                     2002             2003
                                                         (In thousands)

     Employee benefits                               $ 9,822        $10,221
     Due to vendors/customers                          9,848         12,714
     Other                                             7,475          5,199
     Legal and environmental  (Note 10)                3,764          2,042
     Interest                                            531            476
                                                         ---            ---
                                                     $31,440        $30,652
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

     The following table provides information for the pension plan:

                                                   December 28,   December 27,
                                                    2002             2003
                                                        (In thousands)

     Change in benefit obligation:
       Benefit obligation at beginning of year      $ 49,533       $ 53,176
       Service cost                                      816            937
       Plan change                                        37           --
       Interest cost                                   3,498          3,500
       Actuarial loss                                  3,129          3,454
       Benefits paid                                  (3,837)        (4,008)
                                                      ------         ------
     Benefit obligation at end of year              $ 53,176       $ 57,059
                                                    ========       ========

                                                      December 28,  December 27,
                                                         2002           2003
                                                           (In thousands)

     Change in plan assets:
       Fair value of plan assets at beginning of year    $ 53,946     $ 53,859
       Actual return on plan assets                         3,750        1,657
       Benefit payments                                    (3,837)      (4,008)
       Employer contribution                                 --          3,500
                                                              ---        -----
     Fair value of plan assets at end of year            $ 53,859     $ 55,008
                                                         ========     ========

     Reconciliation of funded status:
       Funded status (fair value of plan assets
        less benefit obligation)                         $    683     $ (2,050)
       Unrecognized net actuarial loss                     17,681       23,262
       Unrecognized prior service cost                        112           93
                                                              ---           --
     Prepaid benefit cost                                $ 18,476     $ 21,305
                                                         ========     ========

     The Company has included, as a prepaid benefit cost, approximately $18.5 million and $21.3 million in other assets for the years ended December 28, 2002 and December 27, 2003, respectively.

     Net pension cost includes the following components:

                                                     December 29, December 28,  December 27,
                                                       2001         2002           2003
                                                                  (In thousands)
     Service cost                                      $   705      $   816      $   937
     Interest cost                                       3,482        3,498        3,500
     Expected return on plan assets                     (5,104)      (5,069)      (4,580)
     Amortization of prior service cost                     14           18           20
     Amortization of net loss from earlier periods        --            355          796
                                                           ---          ---          ---
                                                       $  (903)     $  (382)     $   673
                                                       =======      =======      =======

     Net periodic benefit cost for the current year is based on assumptions for the prior year. The following actuarial assumptions were used:

                                          December 29, December 28, December 27,
                                               2001       2002       2003

     Weighted average discount rate            7.25 %     6.75 %     6.25 %
     Rate of increase in future
       compensation levels                     6.00       6.00       6.00
     Expected long-term rate of
       return on plan assets                   9.00       8.25       8.25

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

     The following undiscounted benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                       Pension Benefits
                                                        (In thousands)
                  2004                                   $  3,887
                  2005                                      3,963
                  2006                                      4,059
                  2007                                      4,140
                  2008                                      4,259
               Thereafter                                $163,765

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

     The pension plan weighted average asset allocations at December 27, 2003 and December 28, 2002, by asset category are as follows:

                                                      2002              2003
     Cash                                             7.4%              14.3%
     Fixed Income                                    88.2%              80.5%
     Equities                                         0.1%               0.6%
     Other                                            4.3%               4.6%
                                                     -----              -----
     Total                                          100.0%             100.0%
                                                    =====              =====

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

     The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in the statements of income was as follows:

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

        Year Ended                                               (In thousands)

     December 29, 2001                                                 $217
     December 28, 2002                                                  229
     December 27, 2003                                                  231

9.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                      December 28,  December 27,
                                                          2002          2003
                                                             (In thousands)

     Deferred income tax liability--net (Note 13)         $7,361     $8,541
     Environmental  (Note 10)                                433        433
     Employee benefits                                       224        165
     Other                                                     6        255
                                                               -        ---
                                                          $8,024     $9,394
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

     The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of December 27, 2003:

                                                Capital        Operating
        Fiscal Year Ending                       Leases         Leases
                                                      (In thousands)

           2004                                  $  186         $10,562
           2005                                     186           9,463
           2006                                     186           9,138
           2007                                     186           8,133
           2008                                     186           7,762
           Thereafter                             2,266          56,918
                                                  -----          ------
     Net minimum lease payments                               $ 101,976
                                                              =========
     Less interest                               (1,255)
                                                 ------
     Present value of net minimum lease payments
        (including current installments of $64)  $1,941
                                                 ======

     Total rent expense included in operations was as follows:

        Year Ended                                               (In thousands)

     December 29, 2001                                              $11,365
     December 28, 2002                                               11,595
     December 27, 2003                                               12,666

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

12.  OTHER INCOME--NET

     Other income consists of the following:

                                         December 29, December 28, December 27,
                                            2001         2002         2003
                                                   (In thousands)

     Interest income                       $2,512      $1,933      $1,836
     Net gain on disposal of assets           528        --          --
     Other--net                               735         803       1,404
                                              ---         ---       -----
                                           $3,775      $2,736      $3,240
                                           ======      ======      ======

13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                       December 28, December 27,
                                                          2002         2003
                                                            (In thousands)

     Deferred tax assets:
       Allowance for doubtful accounts                     $ 2,235      $ 1,712
       Accrued expenses not deductible until paid              751          493
       Difference between book and tax basis of property         3            8
                                                               ---          ---
     Deferred tax assets                                     2,989        2,213

     Deferred tax liabilities:
       Pension asset valuation                              (7,364)      (8,549)
                                                            ------       ------
     Net deferred tax liabilities                          $(4,375)     $(6,336)
                                                           =======      =======

     As of December 27, 2003, the Company had a receivable for current taxes of approximately $.8 million.

     The income tax provision consists of the following:

                                       December 29,  December 28,   December 27,
                                         2001           2002           2003
                                                   (In thousands)
     Current income tax                 $ 8,815       $ 9,332       $ 8,751
     Deferred income tax                  1,966           104         1,959
                                          -----           ---         -----
                                        $10,781       $ 9,436       $10,710
                                        =======       =======       =======

     A reconciliation of the Company's effective tax rate with the statutory Federal tax rate is as follows:

                                                     December 29, December 28, December 27,
                                                       2001         2002         2003
                                                                (In thousands)
     Tax at statutory rate                             $ 8,007     $ 7,912     $ 8,772
     State and local taxes--net of Federal benefit       2,010       1,524       1,791
     Permanent differences--goodwill and other             764        --           147
                                                           ---         ---         ---
                                                       $10,781     $ 9,436     $10,710
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

     The Company employs Grotta, Glassman, & Hoffman, a law firm in which Jerold
     E. Glassman, one of the Company's directors, is Chairman, for legal services on an on-going basis. The Company paid approximately $26,000 to the firm in fiscal 2003 and approximately $.1 million during each of the two years in the period ended December 28, 2002.

     The Company utilizes Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company controlled by Emil W. Solimine, one of the
     Company's directors and a limited partner of Rose Partners, for risk management and insurance brokerage services. The Company paid Emar approximately $.2 million during each of the three years in the period ended December 27, 2003 for such services and purchased insurance with premiums of approximately $3.6 million and $3.0 million during the years ended December 27, 2003 and December 28, 2002 respectively, through Emar.

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

16. RESTATEMENT OF CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF CASH FLOWS

     Subsequent to the issuance of the consolidated financial statements for the year ended December 27, 2003, the Company determined that certain cash balances should not have been offset against other balances in the same bank. In addition, the Company determined that the cash flows related to the loans provided by the Company to its customers should be classified as investing activities rather than operating activities or financing activities in its consolidated statements of cash flows. As a result, the accompanying balance sheets as of December 27, 2003 and December 28, 2002 and the consolidated statements of cash flows for each of the three years in the period ended December 28, 2003 have been restated from amounts previously reported.

     A summary of the significant effect of the restatement is as follows (in thousands):

                               As of December 27, 2003  As of December 28, 2002
                               -----------------------  -----------------------
                              As previously            As previously
                                reported   As restated  reported    As restated
                              --------------------------------------------------
     BALANCE SHEET:
     Cash                       $ 1,637     $10,367     $   629     $ 6,429
                                =======     =======     =======     =======
     Accounts Payable           $59,166     $67,896     $77,833     $83,633
                                =======     =======     =======     =======

                                                   Year Ended December 27, 2003
                                                   ----------------------------
                                                      As previously
                                                        reported     As restated
     STATEMENT OF CASH FLOWS:
     Cash flows from operating activities:
     Changes in assets and liabilities:
       (increase) decrease in:
          Accounts and notes receivable                   $   (767)    $  1,854
          Long-term notes receivable                        (3,101)        --
     Increase (decrease) in:
          Accounts payable                                 (18,667)     (15,737)
     Net cash provided by operating activities               2,081       10,733
     Cash flows from investing activities:
     Additions to notes receivable                            --        (19,944)
     Collections of notes receivable                          --         14,222
     Net cash used in investing activities                  (1,200)      (6,922)
     Increase in cash                                        1,008        3,938
     Cash at beginning of period                               629        6,429
                                                               ---        -----
     Cash at end of period                                $  1,637     $ 10,367
                                                          ========     ========
     Supplemental disclosure of cash flow information:
     Non cash changes to notes receivable                 $   --       $     17
                                                          ========     ========

                                                   Year Ended December 28, 2002
                                                   ----------------------------
                                                      As previously
                                                        reported     As restated

     STATEMENT OF CASH FLOWS:
     Cash flows from operating activities:
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts and notes receivable                   $ (7,683)    $ (8,754)
          Long-term notes receivable                          (979)        --
     Increase (decrease) in:
          Accounts payable                                   1,905         (501)
     Net cash provided by operating activities              10,269        7,771
     Cash flows from investing activities:
     Additions to notes receivable                            --         (8,312)
     Collections of notes receivable                          --          8,404
     Proceeds from note participation sale                    --          1,878
     Net cash used in investing activities                  (3,261)      (1,291)
     Cash flows from financing activities:
     Proceeds from note participation sales                  1,878         --
     Net cash used in financing activities                  (8,186)     (10,064)
     Decrease in cash                                       (1,178)      (3,584)
     Cash at beginning of period                             1,807       10,013
                                                             -----       ------
     Cash at end of period                                $    629     $  6,429
                                                          ========     ========
     Supplemental disclosure of cash flow information:
     Non cash changes to notes receivable                 $   --       $  3,829
                                                          ========     ========

                                                   Year Ended December 29, 2001
                                                   ----------------------------
                                                      As previously
                                                        reported     As restated

     STATEMENT OF CASH FLOWS:
     Cash flows from operating activities:
     Changes in assets and liabilities:
       (increase) decrease in:
          Accounts and notes receivable                   $(19,721)    $ (7,093)
          Long-term notes receivable                         5,326         --
     Increase (decrease) in:
          Accounts payable                                   1,265        2,562
     Net cash provided by operating activities               7,276       15,875
     Cash flows from investing activities:
          Additions to notes receivable                       --        (15,425)
          Collections of notes receivable                     --          8,123
          Proceeds from note participation sale               --         10,509
     Net cash (used in) provided by investing activities    (1,949)       1,258
     Cash flows from financing activities:
          Proceeds from note participation sale             10,509         --
     Net cash used in financing activities                  (5,264)     (15,773)
     Increase in cash                                           63        1,360
     Cash at beginning of period                             1,744        8,653
                                                             -----        -----
     Cash at end of period                                $  1,807     $ 10,013
                                                          ========     ========
     Supplemental disclosure of cash flow information:
     Non cash changes to notes receivable                 $   --       $   (876)
                                                          ========     ========

                                     ******

                                                                     Schedule II

DI GIORGIO CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

                                   Balance at  Charged to             Balance at
                                   Beginning   Cost and                 End of
      Description                  of Period   Expenses   Deductions   Period

Allowance for doubtful accounts for the period ended:

December 29, 2001                   5,038       500         (282)          5,256

December 28, 2002                   5,256       500         (731)          5,025

December 27, 2003                   5,025       500       (1,417)          4,108


(1) Accounts written off during the year, net of recoveries.