Form 10-Q/A
period 2004-03-27
DI GIORGIO CORP
filed 2004-09-16
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

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


As of April 20, 2004, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

   Explanatory Note..........................................................  1

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets (Restated and unaudited),
     December 27, 2003 and March 27, 2004....................................  2

   Consolidated Condensed Income Statements (Unaudited),
     Thirteen Weeks Ended March 29, 2003 and March 27, 2004..................  3

   Consolidated Condensed Statement of Stockholders Equity (Unaudited),
     Thirteen Weeks Ended March 27, 2004.....................................  4

   Consolidated Condensed Statements of Cash Flows (Restated and unaudited),
     Thirteen Weeks Ended March 29, 2003 and March 27, 2004..................  5

   Notes to Consolidated Condensed Financial Statements (Unaudited)..........  6

Item 2. Management's Discussion and Analysis of Financial Condition

     and Results of Operations ..............................................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 12

Item 4. Controls and Procedures.............................................. 12

PART II.          OTHER INFORMATION

Item 5. Other Information.................................................... 14

Item 6. Exhibits and Reports on Form 8-K .................................... 14

Signatures .................................................................. 15

Part I Financial Information

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A ("Form 10Q/A"), which amends and restates our Quarterly Report on Form 10-Q for the thirteen weeks ended March 27, 2004 originally filed on April 29, 2004 ("Original 10-Q") to reflect a restatement of our consolidated condensed balance sheets and consolidated condensed statements of cash flows as discussed in Note 4 of the consolidated condensed financial statements. Subsequent to the issuance of the consolidated condensed financial statements for the period ended March 27, 2004, the Company determined that certain cash balances should not have been offset against other balances in the same bank. In addition, the Company determined that the cash flows related to the loans provided by the Company to its customers should be classified as investing activities rather than as operating activities or financing activities in its statements of cash flows. As a result, the accompanying consolidated condensed balance sheets as of December 27, 2003 and March 27, 2004 and consolidated condensed statements of cash flows for the thirteen weeks ended March 27, 2004 and March 29, 2003 have been restated from amounts previously reported. In addition the Company has added the disclosures required under SFAS 132R to the footnotes to the consolidated condensed financial statements.

We have also updated a limited set of disclosure statements throughout this Form 10-Q/A that were previously provided in the Original 10-Q. The explanatory caption at the beginning of each revised item of this Form 10-Q/A sets forth the limited nature of the revision therein.

The following are the only sections of this Form 10-Q/A that have been revised from the Original 10-Q:

Part I, item 1 - Financial Statements
Part I, item 2 - Management's Discussion and Analysis
Part I, item 3 - Quantitative and qualitative disclosures about market risk
Part I, item 4 - Controls and procedures

Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the Original 10-Q, April 29, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the SEC since April 29, 2004.

                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                     December 27,    March 27,
                                                         2003          2004
                                                     (as restated   (as restated
                     ASSETS                           see note 4)    see note 4)
Current Assets:
Cash                                                   $  10,367      $   8,293
  Accounts and notes receivable-net                      109,738        107,021
  Inventories                                             61,204         61,325
  Deferred income taxes                                    2,205          2,303
  Prepaid expenses                                         3,606          3,106
                                                       ---------      ---------
    Total current assets                                 187,120        182,048
                                                       ---------      ---------

Property, Plant and Equipment
  Cost                                                    29,290         29,563
  Accumulated depreciation and amortization              (19,450)       (20,187)
                                                       ---------      ---------
  Net                                                      9,840          9,376
                                                       ---------      ---------

Long-term notes receivable                                11,082          9,142
Other assets                                              24,764         24,487
Deferred financing costs-net                               1,886          2,179
Goodwill                                                  68,893         68,893
                                                       ---------      ---------
Total assets                                           $ 303,585      $ 296,125
                                                       =========      =========

       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                            $  12,880      $    --
  Accounts payable                                        67,896         66,468
  Accrued expenses                                        30,652         35,431
  Dividends payable                                         --           10,000
  Notes and leases payable within one year                    64             65
                                                       ---------      ---------
    Total current liabilities                            111,492        111,964
                                                       ---------      ---------

Long-term debt                                           148,300        148,300
Capital lease liability                                    1,877          1,860
Other long-term liabilities                                9,394          9,082
Stockholders' Equity:
  Common stock                                              --             --
  Additional paid-in-capital                               8,002          8,002
  Retained earnings                                       24,520         16,917
                                                       ---------      ---------
    Total stockholders' equity                            32,522         24,919
                                                       ---------      ---------
     Total liabilities & stockholders' equity          $ 303,585      $ 296,125
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
                                                       =========      =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                              Class A                Class B       Additional
                           Common Stock           Common Stock      Paid-in    Retained
                        Shares     Amount       Shares     Amount   Capital     Earnings    Total
Balance at
December 27, 2003       78.1158       $--       76.8690      $--    $8,002     $24,520     $32,522

Net income                   --        --            --       --        --       2,397       2,397

Dividends                    --        --            --       --        --     (10,000)    (10,000)
                         ------      ----        ------     ----    ------      ------      ------
Balance at
March 27, 2004          78.1158       $--       76.8690      $--    $8,002     $16,917     $24,919
                         ======      ====        ======     ====    ======      ======      ======












            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                          Thirteen weeks ended
                                                          --------------------
                                                         March 29,    March 27,
                                                           2003         2004
                                                       (as restated (as restated
                                                        see note 4)  see note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  3,121      $  2,397
Adjustments to reconcile net income to net cash
provided by operating activities
  Depreciation and amortization of fixed assets               575           576
  Other amortization                                          602           198
  Provision for doubtful accounts                             125           125
  Amortization of pension expense                             243           337
  Gain on sale of equipment                                  --             (18)
  Deferred income taxes                                      (216)          (98)
Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts and  notes receivable                            6,597         1,311
  Inventories                                               1,958          (121)
  Prepaid expenses                                          1,253           500
  Other assets                                                 26           (29)
Increase (decrease) in:
  Accounts payable                                         (6,627)       (1,428)
  Accrued expenses and other liabilities                    4,928         4,407
                                                         --------      --------
Net cash provided by operating activities                  12,585         8,157
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable                              (1,125)       (2,075)
Collections of notes receivable                             1,745         3,315
Proceeds from note participation sale                        --           1,981
Additions to property, plant and equipment                   (299)         (184)
Proceeds from sale of equipment                              --              90
                                                         --------      --------
Net cash provided by investing activities                     321         3,127
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit              (2,693)      (12,880)
Financing fees paid                                          --            (462)
Capital lease payments                                        (16)          (16)
                                                         --------      --------
Net cash used in financing activities                      (2,709)      (13,358)
                                                         --------      --------

Increase (decrease) in cash                                10,197        (2,074)

Cash at beginning of period                                 6,429        10,367
                                                         --------      --------

Cash at end of period                                    $ 16,626      $  8,293
                                                         ========      ========
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
   Interest                                              $     52      $     69
                                                         ========      ========
   Income taxes                                          $    231      $    311
                                                         ========      ========

Non cash changes to notes receivable                     $    461      $     68
                                                         ========      ========
Dividends declared                                       $   --        $ 10,000
                                                         ========      ========


            See Notes to Consolidated Condensed Financial Statements
                                       -5-

                     DI GIORGIO CORPORATION AND SUBSIDIARIES
                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION

The accompanying consolidated condensed balance sheet as of March 27, 2004, the consolidated condensed income statements for the thirteen weeks ended March 29, 2003 and March 27, 2004, the consolidated condensed statement of stockholders' equity for the thirteen weeks ended March 27, 2004, and the consolidated condensed statements of cash flows for the thirteen weeks ended March 29, 2003 and March 27, 2004, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K/A for the fiscal year ended December 27, 2003, as filed with the Securities and Exchange Commission. See Note 4 for information concerning the restatement of certain prior period financial statements. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.


2.   PENSION BENEFITS

Net periodic costs for the thirteen week periods ended March 27, 2004 and March 29, 2003 include the following components:

                                                    Thirteen Weeks Ended
                                             March 27, 2004      March 29, 2003

Service cost                                    $   273          $   238
Interest cost                                       888              898
Expected return on plan assets                   (1,182)          (1,156)
Amortization of prior service cost                    5                5
Amortization of net (gain) / loss                   294              210
                                                -------          -------
Net periodic benefit cost                       $   278          $   195
                                                =======          =======

Weighted-average assumptions used to determine
Net periodic benefit cost for years ended December 31         2004         2003

Discount rate                                                 6.25%        6.75%
Expected long-term return on plan assets                      8.25%        8.25%
Rate of compensation increase                                 6.00%        6.00%

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

4.   RESTATEMENT OF BALANCE SHEET AND STATEMENT OF CASH FLOWS

Subsequent to the issuance of the consolidated condensed financial statements for the period ended March 27, 2004, the Company determined that certain cash balances should not have been offset against other balances in the same bank. In addition, the Company determined that the cash flows related to the loans provided by the Company to its customers should be classified as investing activities rather than as operating activities or financing activities in its statements of cash flows. As a result, the accompanying consolidated condensed balance sheets as of December 27, 2003 and March 27, 2004 and consolidated condensed statements of cash flows for the thirteen weeks ended March 27, 2004 and March 29, 2003 have been restated from amounts previously reported.

A summary of the significant effect of the restatement is as follows (in thousands):

                             As of December 27, 2003      As of March 27, 2004
                             -----------------------      --------------------
                            As previously               As previously
                              reported     As restated    reported   As restated
Balance Sheet:

Cash                           $ 1,637       $10,367       $ 1,635       $ 8,293

Accounts payable               $59,166       $67,896       $59,810       $66,468

                                                                 Thirteen weeks ended
                                             As Reported    As Restated   As Reported   As Restated
                                              March 29,      March 29,      March 27,     March 27,
STATEMENT OF CASH FLOWS:                        2003           2003           2004          2004
------------------------                     -----------    -----------   -----------   -----------
Cash flows from operating activities:
Changes in assets and liabilities:
Proceeds from note participation sale               --          --        $  1,981            --
(increase) decrease in:
     Accounts and notes receivable             $  7,012    $  6,597            611       $  1,311
     Long-term notes receivable                     205        --            1,940           --
Increase (decrease) in:
     Accounts payable                            (8,836)     (6,627)           644         (1,428)

Net cash provided by operating activities        10,996      12,585         13,450          8,157

Cash flows from investing activities:
Additions to notes receivable                      --        (1,125)          --           (2,075)
Collections of notes receivable                    --         1,745           --            3,315
Proceeds from note participation sale              --            --           --            1,981

Net cash (used in) provided by investing
activities                                         (299)        321            (94)         3,127

Increase (decrease) in cash                       7,988      10,197             (2)        (2,074)

Cash at beginning of period                         629       6,429          1,637         10,367
                                               --------    --------       --------       --------

Cash at end of period                          $  8,617    $ 16,626       $  1,635       $  8,293
                                               ========    ========       ========       ========

Supplemental disclosure of cash flow
information:

Non cash  changes to notes receivable          $    --     $    461       $    --        $     68
                                               =======     ========       =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section has been updated to give effect to the  restatement as discussed in
Note 4 to the consolidated condensed financial statements prepared in accordance with generally accepted accounting principles in the United States of America.

Forward- Looking Statements

Forward-looking statements in this Form 10-Q/A include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may incur; dependence on key personnel; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation, especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.

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

Selling, general and administrative expense increased to 2.7% of net sales or $8.4 million for the thirteen weeks ended March 27, 2004 as compared to 2.1% of net sales or $8.2 million in the prior period as a result of fixed costs being compared to lower overall sales, additional expenses including salaries of $.2 million related to the new distribution operations (specialty foods and Puerto Rico which began in the second half of 2003), and additional pension expense of $.1 million.

There has been no change in the Company's effective tax rate of 43%.

Net income for the thirteen weeks ended March 27, 2004 was $2.4 million as compared to net income of $3.1 million in the prior period.

EBITDA was $8.7 million for the thirteen weeks ended March 27, 2004 as compared to $10.4 million in the prior period. While the loss of A&P was the primary reason for the decline, the Company incurred a $.5 million operating loss attributable to the new operations.

Reconciliation of EBITDA to net income (in thousands):

                                             Thirteen weeks ended March
                                                2004          2003
                                               ------         ----
          EBITDA                               $ 8,740      $10,420
          Less: depreciation and
             amortization of fixed assets          576          575
          Less: other amortization                 198          602
          Less: interest expense                 3,777        3,793
          Less: income tax provision             1,792        2,329
                                               -------      -------
          Net income                            $2,397      $ 3,121
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

During the thirteen weeks ended March 27, 2004, cash flows provided by operating activities were approximately $8.2 million, consisting primarily of (i) cash generated from income before non-cash expenses of $3.5 million, (ii) an increase in accrued expenses and other liabilities of $4.4 million, (iii) reductions of accounts receivables of $1.3 million, (iv) a reduction of prepaid expenses of $.5 million offset by a decrease in accounts payable of $1.4 million and an increase in inventories of $.1 million.

Cash flows provided by investing activities during the thirteen weeks ended March 27, 2004 were approximately $3.1 million primarily as a result of $3.3 million from the collections of notes receivable, $2.0 million from the sale of note participations, and $.1 million of proceeds was received from the sale of excess trailers offset by $2.1 million of new loans to customers and $.2 million of capital expenditures. Net cash used in financing activities of approximately $13.4 million consisted primarily of $12.9 million of net repayments of the bank credit facility and $.5 million of financing fees paid.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the company in the period covered by this report. See our Annual Report on Form 10-K/A for the year ended December 27, 2003 for a discussion of market risk for the company.


ITEM 4.  CONTROLS AND PROCEDURES

This section has been updated to give effect to the  restatement as discussed in
Note 4 to the consolidated condensed financial statements prepared in accordance with generally accepted accounting principles in the United States of America.

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and

Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 27, 2004. The errors identified and discussed in Note 4 of the consolidated condensed financial statements were the result of the misapplication of specific generally accepted accounting principles engrained in the Company's historical financial reporting process. The errors were identified during the quarterly review process for period ended June 26, 2004 and immediately rectified. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date:  September 14, 2004