Form 10-Q
period 2004-09-25
DI GIORGIO CORP
filed 2004-11-08
CIK 28871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 25, 2004

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ----- No____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act) Yes__ No_X

As of October 29, 2004, there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES



                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Condensed Balance Sheets,
     December 27, 2003 and September 25, 2004 (Unaudited)....................  1

   Consolidated Condensed Income Statements,
     Thirteen Weeks and Thirty-nine Weeks Ended September 27, 2003 and September 25, 2004 (Unaudited).....................................  2

   Consolidated Condensed Statement of Stockholders' Equity,
     Thirty-nine Weeks Ended September 25, 2004 (Unaudited)..................  3

   Consolidated Condensed Statements of Cash Flows,
     Thirty-nine Weeks Ended September 27, 2003 (Restated)
     and September 25, 2004 (Unaudited)......................................  4

   Notes to Consolidated Condensed Financial Statements (Unaudited)..........  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ..............................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 12

Item 4. Controls and Procedures.............................................. 12

PART II. OTHER INFORMATION

Item 6. Exhibits............................................................ 13

Signatures ................................................................. 14


                     Di Giorgio Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                      December 27, September 25,
                                                         2003           2004
                                                                     (unaudited)
                     ASSETS
Current Assets:
Cash                                                   $  10,367      $  10,745
 Accounts and notes receivable-net                       109,738        113,594
 Inventories                                              61,204         60,068
 Deferred income taxes                                     2,205          2,058
 Prepaid expenses                                          3,606          4,788
                                                         -------        -------
     Total current assets                                187,120        191,253
                                                       ---------      ---------

Property, Plant and Equipment
 Cost                                                     29,290         29,951
 Accumulated depreciation and amortization               (19,450)       (21,295)
                                                         -------        -------
 Net                                                       9,840          8,656
                                                       ---------      ---------

Long-term notes receivable                                11,082          7,902
Other assets                                              24,764         25,551
Deferred financing costs-net                               1,886          1,829
Goodwill                                                  68,893         68,893
                                                       ---------      ---------
     Total assets                                      $ 303,585      $ 304,084
                                                       =========      =========

       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving credit facility                               $12,880        $13,324
 Accounts payable                                         67,896         67,194
 Accrued expenses                                         30,652         36,174
 Notes and leases payable within one year                     64             68
                                                         -------        -------
     Total current liabilities                           111,492        116,760
                                                       ---------      ---------

Long-term debt                                           148,300        148,300
Capital lease liability                                    1,877          1,825
Other long-term liabilities                                9,394          8,598
Stockholders' Equity:
 Common stock                                              --              --
 Additional paid-in-capital                                8,002          8,002
 Retained earnings                                        24,520         20,599
                                                       ---------      ---------
     Total stockholders' equity                           32,522         28,601
                                                       ---------      ---------
      Total liabilities & stockholders' equity         $ 303,585      $ 304,084
                                                       =========      =========

            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)

                                                   Thirteen weeks ended        Thirty-nine weeks ended
                                                  Sept 27,       Sept 25,       Sept 27,     Sept 25,
                                                    2003           2004           2003         2004
Revenue:
    Net sales                                   $   391,582    $   302,961    $ 1,175,030    $   926,255
    Other revenue                                     2,453          2,867          7,204          8,466
                                                -----------    -----------    -----------    -----------

              Total revenue                         394,035        305,828      1,182,234        934,721

Cost of products sold                               352,788        270,760      1,060,426        824,549
                                                -----------    -----------    -----------    -----------

Gross profit-exclusive of warehouse expense
shown below                                          41,247         35,068        121,808        110,172

  Warehouse expense                                  15,906         14,587         46,462         44,165
  Transportation expense                              7,774          7,019         23,167         20,668
  Selling, general and administrative expense         7,799          7,925         24,122         25,243
                                                -----------    -----------    -----------    -----------

Operating income                                      9,768          5,537         28,057         20,096

  Interest expense                                    3,699          3,802         11,228         11,383
  Amortization-deferred financing costs                 157            175            471            518
  Other (income)-net                                   (542)          (903)        (2,390)        (2,400)
                                                -----------    -----------    -----------    -----------

Income before income taxes                            6,454          2,463         18,748         10,595
Income tax expense                                    2,723          1,036          7,947          4,516
                                                -----------    -----------    -----------    -----------

Net income                                      $     3,731    $     1,427    $    10,801    $     6,079
                                                ===========    ===========    ===========    ===========



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)


                        Class A Common Stock     Class B Common Stock   Additional
                        --------------------     --------------------    Paid-in     Retained
                          Shares     Amount      Shares     Amount        Capital    Earnings    Total
Balance at               78.1158      $--       76.8690       $--        $8,002       $24,520   $32,522
December 27, 2003

Net income                    --       --            --        --            --         6,079     6,079

Dividends                     --       --            --        --            --       (10,000)  (10,000)
                          ------     ----        ------      ----        ------        ------    ------
Balance at
September 25, 2004       78.1158      $--       76.8690       $--        $8,002       $20,599   $28,601
                          ======     ====        ======      ====        ======        ======    ======



            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                   Thirty-nine weeks ended
                                                                   -----------------------
                                                                September 27,  September 25,
                                                                   2003            2004
                                                               (as restated
                                                               see note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 10,801      $  6,079
Adjustments to reconcile net income to net cash provided by
operating activities
 Depreciation and amortization of fixed assets                     1,672         1,684
 Other amortization                                                1,803           635
 Provision for doubtful accounts                                     375           375
 Actuarially calculated pension expense                              728         1,013
 Gain on sale of equipment                                          --             (18)
 Deferred income taxes                                              (528)         (423)
Changes in assets and liabilities:
 (Increase) decrease in:
 Accounts receivable                                               3,795        (9,134)
 Inventories                                                       2,448         1,136
 Prepaid expenses                                                     82        (1,182)
 Other assets                                                       (494)       (1,737)
Increase (decrease) in:
 Accounts payable                                                  7,202          (702)
 Accrued expenses and other liabilities                            7,988         5,117
                                                                  ------         -----
Net cash provided by operating activities                         35,872         2,843
                                                                 -------         -----

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable                                     (7,213)       (4,988)
Collections of notes receivable                                   11,705        11,090
Proceeds from note participation sale                               --           1,981
Additions to property, plant and equipment                          (718)         (572)
Proceeds from sale of equipment                                     --              90
                                                                      --            --
Net cash provided by investing activities                          3,774         7,601
                                                                  ------         -----

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving line-of-credit        (2,693)          444
Dividends paid                                                   (10,000)      (10,000)
Financing fees paid                                                 --            (462)
Capital lease payments                                               (45)          (48)
                                                                    ----          ----
Net cash used in financing activities                            (12,738)      (10,066)
                                                                --------      --------
Increase in cash                                                  26,908           378

Cash at beginning of period                                        6,429        10,367
                                                                  ------        ------
Cash at end of period                                           $ 33,337      $ 10,745
                                                                ========       =======
Supplemental Disclosure of Cash Flow Information
 Cash paid during the period:
  Interest                                                      $  7,533      $  7,695
                                                                 =======        ======
  Income taxes                                                  $  5,262      $  4,902
                                                                 =======        ======

Noncash additions to notes receivable                           $  1,559      $  1,201
                                                                 =======        ======

            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.   BASIS OF PRESENTATION


The consolidated condensed balance sheet as of September 25, 2004, the consolidated condensed income statements for the thirty-nine weeks and the thirteen weeks ended September 27, 2003 and September 25, 2004, the consolidated condensed statement of stockholders' equity for the thirty-nine weeks ended September 25, 2004, and the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 27, 2003 and September 25, 2004, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K/A for the fiscal year ended December 27, 2003 (where the consolidated condensed balance sheet as of December 27, 2003 has been derived) as well as the Form 10-Q/A for the quarter ended March 27, 2004 and the Form 10-Q for the quarter ended June 26, 2004, as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the prior period financial statements in order to conform them to the current period presentation.

2.   PENSION BENEFITS

Net periodic costs for the thirteen and thirty-nine week periods ended September 27, 2003 and September 25, 2004 include the following components:

                                       Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                       --------------------       -----------------------
                                    Sept 27, 2003 Sept 25, 2004 Sept 27, 2003 Sept 25, 2004
Service cost                           $   262      $   301      $   785      $   903
Interest cost                              918          913        2,754        2,740
Expected return on plan assets          (1,156)      (1,181)      (3,468)      (3,544)
Amortization of prior service cost           5            5           15           15
Amortization of net (gain) / loss          214          300          642          899
                                           ---          ---          ---          ---
Net periodic benefit cost              $   243      $   338      $   728      $ 1,013
                                         =====        =====        =====      =======


Weighted-average assumptions used to determine
Net periodic benefit cost for years ended December 31        2003          2004

Discount rate                                                6.75%         6.25%
Expected long-term return on plan assets                     8.25%         8.25%
Rate of compensation increase                                6.00%         6.00%

Consistent with past practice, the Company expects to make a tax deductible contribution to its defined benefit pension plan before the end of the fiscal year. The range of the expected payment is $6.0 to $11.0 million. The exact number will be determined by the appropriate discount rate in effect at the end of the fiscal year as the Company estimates its accumulated benefit obligation ("ABO") and compares it to the fair market value of the plan assets ("FMV").


3.   CONTINGENCIES

Legal Proceedings -- Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these matters are appropriately provided for and are not expected to materially affect the Company's consolidated financial position, cash flows or results of operations.

The Company has been named in various claims and litigation relating to potential environmental problems. In the opinion of management, these claims are either without merit, covered by insurance, adequately provided for, or not expected to result in any material loss to the Company.

4.   RESTATEMENT OF STATEMENT OF CASH FLOWS

On September 16, 2004 the Company filed a Form 10-K/A for the fiscal year ended December 27, 2003 that disclosed that the Company had determined that certain cash balances should not have been offset against other balances in the same bank and that cash flows related to the loans provided by the Company to its customers should be classified as investing activities rather than as operating activities or financing activities in its statement of cash flows. As a result, the accompanying consolidated condensed statement of cash flows for the thirty-nine weeks ended September 27, 2003 has been restated from amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands):

                                                         Thirty-nine weeks ended
                                                           September 27, 2003
                                                       As Previously
STATEMENT OF CASH FLOWS:                                  Reported   As Restated
------------------------                                 --------    ----------

Cash flows from operating activities:
Changes in assets and liabilities:
(increase) decrease in:
     Accounts and notes receivable                        $  5,287     $  3,795
     Long-term notes receivable                              3,000         --
Increase (decrease) in:
     Accounts payable                                        6,237        7,202

Net cash provided by operating activities                   39,399       35,872

Cash flows from investing activities:
Additions to notes receivable                                 --         (7,213)
Collections of notes receivable                               --         11,705

Net cash (used in) provided by investing activities           (718)       3,774

Increase in cash                                            25,943       26,908

Cash at beginning of period                                    629        6,429
                                                              ----        -----

Cash at end of period                                     $ 26,572     $ 33,337
                                                          ========     ========
Supplemental disclosure of cash flow information:

Non cash  changes to notes receivable                     $   --       $  1,559
                                                          ====         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words like "plans", "expects" "aims" "believes", "projects" "anticipates", "intends" "estimates" "will" " should" "could" and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company's reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the documents governing the Company's indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company's labor relations; potential environmental liabilities which the Company may incur; dependence on key personnel; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation, especially with respect to wages and energy costs; and the effects of terrorism or terrorist acts against the Company.

General

As previously announced, the Company ceased doing business with the Great Atlantic & Pacific Tea Company ("A&P") in October 2003. While the Company has reduced expenses to help compensate for the reduced sales, the loss of this business will continue to have a negative impact on earnings when compared to prior periods. Sales to A&P were $276.4 million in the first three fiscal quarters of 2003. The loss of these sales was partially offset by increased sales to a new group of customers in the Philadelphia area that the Company began servicing in the second quarter of 2003.

Results of Operations

Thirteen weeks ended September 25, 2004 and September 27, 2003

Net sales for the thirteen weeks ended September 25, 2004 decreased $88.6 million to $303.0 million from $391.6 million in the prior period. Excluding sales of $89.9 million to A&P during the 2003 period, sales increased $.9 million in the current period. Other revenue, consisting of recurring customer related services, increased to $2.9 million for the thirteen weeks ended September 25, 2004 as compared to $2.5 million in the prior period due to modest growth in other services provided to customers.

Gross margin increased to 11.6% of net sales or $35.1 million for the thirteen weeks ended September 25, 2004, as compared to 10.5% of net sales or $41.2 million for the prior period reflecting a change in mix of both customers and products sold and increased other revenue from frozen warehousing services. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this quarter will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.8% of net sales or $14.6 million for the thirteen weeks ended September 25, 2004, as compared to 4.1% of net sales or $15.9 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales. In addition, rent expense increased $.2 million in the current period as compared to the prior period as a result of increased outside storage and occupancy costs related to the Company's specialty food division. The Company plans to eliminate a portion of these expenses in early 2005 as it integrates these operations into its expanded dry grocery warehouse, which should be completed late in the fourth quarter of 2004.

Transportation expense increased as a percentage of net sales to 2.3% of net sales or $7.0 million for the thirteen weeks ended September 25, 2004 as compared to 2.0% of net sales or $7.8 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales. In addition, due to a 47% rise in the average price per gallon for diesel fuel in the current period as compared to the prior period, diesel expense increased $.1 million even though fewer gallons were purchased in the current period due to the lost A&P business.

Selling, general and administrative expense increased to 2.6% of net sales or $7.9 million for the thirteen weeks ended September 25, 2004 as compared to 2.0% of net sales or $7.8 million in the prior period as a result of fixed costs being compared to lower overall sales, additional expenses including salaries of $.4 million related to the Company's newest distribution operations (specialty foods and Puerto Rico), and additional pension expense of $.1 million as compared to the prior period. These additional expenses were partially offset by a recoupment of prior transaction related expenses of $.5 million.

Net income for the thirteen weeks ended September 25, 2004 was $1.4 million as compared to net income of $3.7 million in the prior period.


Thirty-nine weeks ended September 25, 2004 and September 27, 2003

Net sales for the thirty-nine weeks ended September 25, 2004 decreased $248.8 million to $926.3 million from $1,175.0 million in the prior period. Excluding sales of $276.4 million to A&P during the 2003 period, sales increased 3.5% in the current period mostly as a result of sales to the new customers discussed above. Other revenue, consisting of recurring customer related services, increased to $8.5 million for the thirty-nine weeks ended September 25, 2004 as compared to $7.2 million in the prior period, primarily as a result of increased storage and warehousing services provided by the Company to a national manufacturer which accounted for $.9 million of the increased other revenue in the current period.

Gross margin increased to 11.9% of net sales or $110.2 million for the thirty-nine weeks ended September 25, 2004, as compared to 10.4% of net sales or $121.8 million for the prior period reflecting a change in mix of both customers and products sold and increased other revenue from frozen warehousing services. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, or competitive pricing pressures may have an effect on gross margin. It is uncertain that the improvement in gross margin realized in this period will continue. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.8% of net sales or $44.2 million for the thirty-nine weeks ended September 25, 2004, as compared to 4.0% of net sales or $46.5 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales. In addition, rent expense for the thirty-nine weeks ended September 25, 2004 increased approximately $.7 million as a result of increased outside storage and occupancy costs related to the Company's specialty food division.

Transportation expense increased as a percentage of net sales to 2.2% of net sales or $20.7 million for the thirty-nine weeks ended September 25, 2004 as compared to 2.0% of net sales or $23.2 million in the prior period, primarily as a result of fixed costs being compared to lower overall sales.

Selling, general and administrative expense increased to 2.7% of net sales or $25.2 million for the thirty-nine weeks ended September 25, 2004 as compared to 2.1% of net sales or $24.1 million in the prior period as a result of fixed costs being compared to lower overall sales, additional expenses including salaries of $1.2 million related to the Company's newest distribution operations and additional pension expense of $.3 million as compared to the prior period. These additional expenses were partially offset by a recoupment of prior transaction expenses of $.5 million

Net income for the thirty-nine weeks ended September 25, 2004 was $6.1 million as compared to net income of $10.8 million in the prior period.

EBITDA was $24.3 million for the thirty-nine weeks ended September 25, 2004 as compared to $33.5 million in the prior period. While the loss of A&P was the primary reason for the decline, the Company also incurred $1.7 million in operating losses attributable to its newest distribution operations.

Reconciliation of EBITDA to net income (in thousands):

                                                      Thirty-nine weeks ended
                                                   Sept 25, 2004   Sept 27, 2003
     EBITDA                                           $24,297       $33,451
     Less: depreciation and
        amortization of fixed assets                    1,684         1,672
     Less: other amortization                             635         1,803
     Less: interest expense                            11,383        11,228
     Less: income tax provision                         4,516         7,947
                                                     --------      --------
     Net income                                       $ 6,079       $10,801
                                                       ======       =======

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

There were $13.3 million of borrowings under the Company's revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at September 25, 2004. The Company had additional borrowing capacity of $73.4 million available at that time under the Company's then current borrowing base availability certificate. The Company's bank credit facility bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate.

During the thirty-nine weeks ended September 25, 2004, cash flows provided by operating activities were approximately $2.8 million, consisting primarily of cash generated from income before non-cash expenses of $9.3 million and an increase in accrued expenses and other liabilities of $5.1 million and a decrease in inventory of $1.1 million, offset by (i) an increase in accounts receivable of $9.1 million; (ii) an increase in prepaid expenses of $1.2 million, (iii) a decrease in accounts payable of $.7 million and (iv) an increase in other assets of $1.7 million.

Cash flows provided by investing activities during the thirty-nine weeks ended September 25, 2004 were approximately $7.6 million consisting of $11.1 million of note receivable collections, $2.0 million of proceeds from note participation sales and $.1 million from proceeds from the sale of excess trailers offset by $5.0 million of new notes receivable and $.6 million for capital expenditures. Net cash used in financing activities of approximately $10.1 million consisted primarily of a $10.0 million dividend paid, and $.5 million of financing fees paid offset by $.4 million of borrowings under the bank credit facility.

The consolidated indebtedness of the Company increased to $163.5 million at September 25, 2004 as compared to $163.1 million at December 27, 2003 and stockholders' equity decreased to $28.6 million at September 25, 2004 as compared to $32.5 million at December 27, 2003 primarily as a result of the $10.0 million dividend paid March 31, 2004.

Consistent with past practice, the Company expects to make a tax deductible contribution to its defined benefit pension plan before the end of the fiscal year. The range of the expected payment is $6.0 to $11.0 million. The exact number will be determined by the appropriate discount rate in effect at the end of the fiscal year as the Company estimates its ABO and compares it to FMV.

As previously reported, the Company anticipates that it will begin occupying the 160,000 square foot dry grocery warehouse expansion late in the fourth quarter of 2004. Expected annual rent costs are approximately $1.2 million which should be partially offset by a reduction in short term rent expense of public warehouse space and improved productivity. The Company expects to spend approximately $1.3 million in leasehold improvements related to the expansion.

Under the terms of the Company's bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of September 25, 2004, the Company was in compliance with its covenants.

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


Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 25, 2004. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

II-OTHER INFORMATION


Item 6. Exhibits

     (a)  31.1 -  Certification  of the  Chief  Executive  Officer  pursuant  to
          Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

          31.2- Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

          32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Di Giorgio Corporation Pursuant to 18 U. S.C. Section 1350.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DI GIORGIO CORPORATION


                                        By:   /s/ Richard B. Neff
                                              ----------------------------------
                                              Richard B. Neff
                                              Co-Chairman and Chief
                                              Executive Officer

                                        By:   /s/ Stephen R. Bokser
                                              ----------------------------------
                                              Stephen R. Bokser
                                              Co-Chairman, President, and Chief
                                              Operating Officer

                                        By:   /s/ Lawrence S. Grossman
                                              --------------------------
                                              Lawrence S. Grossman
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)


Date: November 8, 2004