Form 10-K
period 2005-01-01
DI GIORGIO CORP
filed 2005-03-18
CIK 28871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2005

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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
              Title of Each Class                 On Which Registered
              -------------------                 ---------------------
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

As of February 28, 2005 there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                                     PART I


ITEM 1. BUSINESS.

Overview

Di Giorgio Corporation ("Di Giorgio", the "Company," "we", or "us") is one of the larger independent wholesale food distributors in the New York metropolitan area, which is one of the larger retail food markets in the United States. We serve supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area.

During 2004 (the fiscal year ended January 1, 2005) we had revenue of $1,296.6 million, net income of $8.1 million and EBITDA of $32.3 million- see the "Management's Discussion & Analysis" section of this Form 10-K.

Products and Customer Support Services

     General Products. We have four primary product categories: grocery, frozen, refrigerated and specialty products. Across these four product categories, we currently supply over 24,000 food and non-food items, comprised predominantly of brand name items. We also market our well-recognized White Rose(R) label consistently across three of our primary categories of products (grocery, frozen and refrigerated), as well as private label products for certain of our customers. While some customers purchase items from all four product categories, others purchase items from only one, two, or three categories.

     Products are sold at prices which reflect the manufacturer's stated price plus a profit margin and are adjusted continuously based on manufacturer's pricing.

     Customer Support Services. We offer a broad spectrum of retail support services, including advertising, promotional and merchandising assistance, retail operations counseling, computerized ordering services, technology support, loyalty card program support services, category management services and store layout and equipment planning. Our technology division distributes and supports supermarket scanning and cash register equipment which is compatible with our information systems. We have a staff of retail counselors who visit stores on a regular basis to both represent us and to advise store management on various operational topics. Our larger independent and chain customers generally provide their own retail support. Most of our customers utilize our computerized order entry system, which allows them to place and confirm orders 24 hours a day, 7 days a week.

     We periodically extend financial assistance in the form of loans to independent retailers by providing financing for (i) the purchase of new locations, (ii) the purchase of initial inventories and/or store renovations, and (ii) working capital requirements. The primary purpose of such loans is to provide a means for our continued growth through development of new customer store locations and strengthening our existing customers through the improvement of their operations and physical locations. Generally, customers receiving loans purchase the majority of their grocery, frozen and refrigerated product inventory from us. Loans are usually in the form of a secured, interest-bearing obligation that is repayable over a period of one to three years. At January 1, 2005, our customer loan portfolio had an aggregate balance of approximately
$22.4 million. The portfolio consisted of 57 loans ranging in size from approximately $1,000 to approximately $5.4 million. In connection with extending such loans, we evaluate our relationship with and the creditworthiness of the customer and seek to obtain adequate security. Over the last three years, we have sold a portion of these loans to commercial banks. In addition, we have provided other financial assistance to our customers in the form of performance guarantees. As of January 1, 2005, we had two performance guarantees in the aggregate amount of approximately $1.0 million.

Markets and Customers

     Our principal markets encompass the five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area. We also have customers in upstate New York, Puerto Rico, Pennsylvania, Delaware, Maryland, Connecticut, Massachusetts and Rhode Island and are evaluating further expansion into those markets.

     Our customers consist of grocery retailers, including independent retailers and chains, which generally do not maintain their own internal distribution operations for one or more of our product categories. Our customers who are independent food retailers or members of voluntary cooperatives seek to achieve the operating efficiencies enjoyed by supermarket chains through common purchasing and advertising.

     The characteristics of New York City, our largest market, which accounted for 45.6% of our net sales for the year ended January 1, 2005, result in unique retail food market dynamics and distribution challenges. These characteristics include high population density, ethnic diversity, premium rent costs, relatively small customer locations, limited available retail floor space and heavy traffic congestion. Consequently there are a disproportionately large number of independent retailers and small chains in this market. These factors make it more difficult for new entrants to penetrate our key market territory in a cost-effective manner.

     The following are trade names under which some of our customers operate:

          Gristedes and Sloans Supermarkets, King Kullen, Kings Super Markets, Thriftway, Shop `n Bag, C-Town, Bravo, Scaturros, Grande (in Puerto
          Rico) Western Beef and Supremo, as well as the Associated Food Stores ("Associated"), Met(R), Pioneer(R), Food Village(R),and Foodtown cooperatives.


     We own the Met(R), Pioneer(R) and Food Village(R) trade names, which we license to customers who operate independently owned stores. This voluntary cooperative format allows customers to take advantage of the benefits of advertising and merchandising on a scale usually available only to large chains, as well as certain other retail support services provided by us. As part of the cooperative arrangement, these customers are obligated to purchase a substantial portion of their grocery, frozen and refrigerated product inventory requirements from us, thereby enhancing the stability of this portion of our customer base. These customers represented approximately 22% of our net sales for the year ended January 1, 2005.

     During the year ended January 1, 2005, our largest customer, Associated Food Stores, a voluntary coop consisting of approximately 175 stores, accounted for approximately 19%, of net sales, and our five largest customers accounted for approximately 42% of net sales.

Warehousing and Distribution

     Because our grocery, frozen and refrigerated categories have different storage and distribution requirements, we handle each of these product categories from a separate distribution center. Each of our three distribution facilities is equipped with modern equipment for receiving, storing and shipping large quantities of merchandise. In addition, each facility is integrated through our computer, accounting, and management information systems to promote operating efficiency and coordinated quality customer service. A warehouse and inventory management system directs all aspects of the material handling process from receiving through shipping, generating detailed cost information from which warehouse personnel manage the workforce and flow of product, thus minimizing cost while maintaining high service levels. Management believes that the efficiency of our distribution centers enables us to compete effectively.

     Our transportation fleet consists of approximately 119 leased tractors and 345 trailers (of which approximately 241 are leased). In addition, we rent trailers on a monthly basis to meet seasonal demand. These vehicles are leased on a full service basis, which includes maintenance expenses. We regularly use independent owner/operators to make deliveries on an "as needed" basis to supplement the use of our own employees and equipment and arrange backhauls where practical. We currently make approximately 4,050 deliveries per week.

Purchasing

     We purchase products for resale to our customers from approximately 1,600 suppliers in the United States and abroad. White Rose(R) label and several customers' private label products are purchased from producers, manufacturers or packers who are licensed by us or the specific customer. We purchase products in large volume and resell them in the smaller quantities required by our customers. Management believes that we have the purchasing power to obtain competitive volume discounts from our suppliers. Substantially all categories of products distributed by us are available from a variety of manufacturers and suppliers, and therefore we are not dependent on any single source of supply for any specific category. However, market conditions dictate that we have certain nationally prominent brands that are generally only available from single suppliers. Order size and frequency are determined by our buyers based upon historical sales experience, sales projections and computer forecasting. A modern procurement system provides each buying department with extensive data to measure the movement and profitability of each inventory item, forecast seasonal trends, and recommend the terms of purchases, including the level of inventory to be purchased. The procurement system also permits our buying departments to take advantage of situations when the manufacturer or supplier is selling an item at a discount pursuant to a special promotion, an industry practice known as "forward buying." This system, which operates in concert with the warehouse management system, features full electronic data interchange capabilities and accounting interfaces.

Competition and Trademarks

     The wholesale food distribution industry is highly competitive. We are one of the larger independent wholesale food distributors to grocery retailers in the New York metropolitan area. Our principal competitors in our primary product categories (grocery, frozen and refrigerated) are C&S Wholesale Grocers, Inc.,

Bozzuto's, Inc. and Supervalu. In addition, Krasdale Foods, Inc., General Trading Co., Millbrook Distribution Services and Haddon House Food Products are competitors with respect to the distribution of one or two of our product lines. As we expand into other geographic markets, we expect to face new competitors.

     We also compete with cooperatives, such as Key Food Stores Co-operative Inc., which provide merchandise and support services to their affiliated independent retailers doing business under trade names licensed to them by the cooperatives. Unlike some of our competitors, we do not require payment of capital contributions to us by retailers desiring to use our Met(R), Pioneer(R) and Food Village(R) names.

     Management believes that our competitive strengths include our full product lines, including our White Rose(R) label, our intimate knowledge of an ethnically-fragmented core market, our flexibility to meet customer requirements, our Met(R), Pioneer(R), and Food Village(R) voluntary cooperative tradenames, competitive prices and competitive levels of customer services, and the breadth of our product and service offerings. Certain of our competitors have one or more similar strengths, offer more product categories than we do and have greater financial strength than we have.

Seasonality

     Historically, the fiscal fourth quarter is our strongest quarter in terms of sales and profitability with the fiscal third quarter the weakest. The historic comparative weakness of the third quarter has been mitigated somewhat by an increased customer concentration outside of New York City, especially in areas that experience higher summer sales (such as along the New Jersey shore) and in areas that are more resistant to seasonal fluctuations.

Employees

     We employed 1,201 persons on February 10, 2005, including 771 persons covered by collective bargaining agreements with four separate local unions associated with the International Brotherhood of Teamsters.

     We are a party to certain collective bargaining agreements with our warehouse and trucking employees at our refrigerated operation (expiring November 2005), our grocery operation (warehouse expiring October 2007 and trucking expiring April 2007) and our frozen operation (expiring January 2007).

     Management believes that our present relations with our work force are satisfactory.

ITEM 2.  PROPERTIES.


     We lease the following warehouse and distribution facilities and computer center:

                                                               Square            Lease
        Location                   Use                         Footage         Expiration
        --------                   ---                         -------         ----------
Carteret, New Jersey        Groceries, Non-Perishables,        805,000      2025 (plus one 5-year
                            and executive offices                                renewal option)

Woodbridge, New Jersey      Refrigerated Products              200,000      2006 (plus three 5-year
                                                                                 renewal options)

Carteret, New Jersey        Frozen Products                    279,000      2018 (plus two 5-year
                                                                                 renewal options)

Westbury, New York          Computer Center                     11,800      2007


     In addition to the properties listed above, we rented warehouse space in Carteret, New Jersey, on a short term basis for DGI Specialty Foods, our specialty food division, and for storage. During the year ended January 1, 2005, rent for this space cost us approximately $1.1 million.

     Our annual lease payments with respect to the leases referred to above were in the aggregate approximately $6.7 million for our 2004 fiscal year (of which $6.5 million represented three operating leases for our properties in Carteret, NJ and Westbury, NY). In early 2005, we completed the expansion of our dry grocery warehouse in Carteret, New Jersey at an expected increased annual cost (including rent, real estate taxes, utilities, and racking) of approximately $1.2 million, which will be substantially offset by a reduction in our rental cost for the short-term rental of storage and warehouse space discussed above.

     Our three warehouse and distribution facilities together with outside storage facilities, which we use to supplement our internal capabilities as necessary, are sufficient to accommodate the current and presently anticipated needs of our business.


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

We have recorded an estimate of our total environmental liability arising from specifically identified environmental liabilities (including those discussed above) in the amount of approximately $658,000 as of January 1, 2005. We believe the reserves are adequate and that known and potential environmental liabilities (including those discussed above) will not have a material adverse effect on our financial condition. However, there can be no assurance that the identification of contamination at our current or former sites or changes in cleanup requirements would not result in significant costs to us.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public market for our outstanding common equity. As of February 28, 2005, there are three holders of class A common stock and three holders of class B common stock. The majority (98.54%) of our outstanding common stock is owned by Rose Partners, L.P. ("Rose").

We paid a dividend of $6.0 million in April 2002, a dividend of $10.0 million in June 2003, and a dividend of $10.0 million in March 2004. Our ability to pay dividends is governed by restrictive covenants contained in the indenture governing our senior notes as well as restrictive covenants contained in our senior bank lending arrangement. As a result of these restrictive covenants, based on our results for the year ended January 1, 2005, we are currently permitted to pay dividends of up to approximately $4.1 million.



ITEM 6. SELECTED FINANCIAL DATA.

The following is our selected financial data as of and for the last five fiscal years. The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and our audited consolidated financial statements and notes thereto. Amounts are in thousands of dollars.

                                        Year Ended    Year Ended     Year Ended    Year Ended      Year Ended
                                       December 30,  December 29,     December    December 27,     January 1,
                                           2000          2001         28, 2002        2003          2005 (b)
                                     ------------------------------------------------------------------------
Income Statement Data:
Total revenue                        $ 1,495,398    $ 1,538,824    $ 1,559,513    $ 1,544,128    $ 1,296,576
Gross profit(a)                          144,996        151,313        156,752        161,445        150,677
  Warehouse expense                       52,233         54,123         57,844         62,042         59,750
  Transportation expense                  28,387         29,570         29,284         30,132         28,819
  Selling, general and                    29,443         29,526         30,197         31,327         35,324
   administration expenses
  Transaction related expenses             --             --            3,239            547           --
  Amortization--goodwill                   2,425          2,425           --             --            --
Operating income                          32,508         35,669         36,188         37,397         26,784
  Interest expense                        16,028         15,917         15,559         14,950         15,558
  Amortization--deferred financing           730            651            758            628            693
costs
  Other (income), net                     (3,517)        (3,775)        (2,736)        (3,240)        (3,064)
Income  before income taxes               19,267         22,876         22,607         25,059         13,597
Income taxes                               8,528         10,781          9,436         10,710          5,492
Net  income                               10,739         12,095         13,171         14,349          8,105



                                       December 30,  December 29,     December    December 27,     January 1,
                                           2000          2001         28, 2002        2003            2005
                                     ------------------------------------------------------------------------
Balance Sheet Data:
Total assets                            $295,637       $297,527       $301,655       $301,991       $319,298
Working capital                           56,238         73,612         74,774         77,288         72,002
Total debt including capital leases      167,531        157,058        152,994        163,121        179,296
Total stockholder's equity                14,207         21,002         28,173         32,522         30,627

(a) Gross profit excludes warehouse expense shown separately.
(b) 53 week fiscal year

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

Overview 2004 was the Company's first full year of operations without the Great Atlantic & Pacific Tea Company ("A&P") as a customer. Sales to A&P in 2003 were $305.6 million or 20% of the Company's net sales during 2003 and $388.5 million or 25% of net sales during 2002. These lost sales were partially offset by the addition, beginning in the second quarter of 2003 and continuing to date, of independent customers in the greater Philadelphia area (currently approximately 85 stores). Sales in the greater Philadelphia area were $82.0 million in 2003 and $144.7 million in 2004.

During 2004, we entered the specialty foods business and incurred operating losses of approximately $2.3 million due to the fact that it is taking longer than expected to realize our sales and operational goals. In February 2005,we integrated the specialty food business into our dry grocery warehouse and expect to significantly reduce such operating loss during 2005.

Beginning late in the fourth quarter of 2004, we took steps to refinance our existing senior notes due in June 2007 through a private offering of new notes. In connection with such offering, we launched a tender offer to repurchase all of our outstanding notes conditioned upon, among other things, our ability to sell the new notes on terms and conditions acceptable to us, in our sole discretion. Market conditions were not favorable for the new notes offering and we terminated the offering and the tender offer in January 2005. We continue to explore options for refinancing the senior notes.

Fiscal 2004 was comprised of fifty-three weeks as compared to fifty-two weeks for most other fiscal years. Net sales in the fifty-third week (week ended January 1, 2005) were approximately $21.9 million.

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

Allowance for doubtful accounts

We estimate the net realizable value of our trade receivables and notes receivables, as well as our vendor receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including evaluating the current credit worthiness of each customer and related aging of the past due balances. The provision for bad debts was $.5 million in each of fiscal 2004, 2003, and 2002. At January 1, 2005, the total notes and accounts receivable (including the long-term portion) were $121.7 million and at December 27, 2003 were $117.6 million, net of an allowance of doubtful accounts of $3.9 million at January 1, 2005 and $4.1 million at December 27, 2003. We evaluate the credit worthiness of specific accounts for reserve consideration when we become aware of a situation where a customer may not be able to meet its financial obligations. The reserve requirements are based on the information available and are re-evaluated and adjusted as additional information is received.

Goodwill and intangible assets

The  intangible  assets  recorded  on our  balance  sheet  primarily  consist of goodwill  of $68.9  million.  The  determination  of  whether  these  assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain forecasts reflect assumptions regarding our ability to successfully maintain our customer base. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances. Forecasts used to support the valuation of the intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect the results of our operations and our financial condition.

Our policy is to annually assess the value of our goodwill on the first day of our fiscal fourth quarter, and more frequently as conditions require. We do not believe our goodwill is impaired.

Pension benefits

We have significant pension benefit costs, which we develop from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are evaluated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, such as changes in interest rates, in developing these assumptions. Changes in the related pension benefit costs or credits may occur in the future due to changes in the assumptions. The key assumptions used in developing our fiscal 2004 net pension expense were a 6.25 % discount rate, an 8.25% expected return on plan assets and a 6% rate of compensation increases. These were consistent with the prior year assumptions except that the discount rate was reduced by one-half of one percent to reflect current market conditions. Compared with the prior year, our net pension expense in fiscal 2004 increased $.5 million to $1.3 million.

Other assets at January 1, 2005 included a deferred pension asset of $30.2 million from our qualified defined benefit pension plan (inclusive of a $10.0 million cash contribution in December 2004), and $1.5 million in a Rabbi Trust for our nonqualified supplemental plan. We had a liability for the nonqualified plan of $1.3 million at January 1, 2005.

If at the year end measurement date, the estimated accumulated benefit obligation related to the qualified pension plan exceeds the fair value of the plan assets, we would be required to reduce the deferred pension asset to zero and record a charge to equity. Management closely monitors the accumulated benefit obligation and the fair market value of the assets and has made, and may continue to make, contributions to the plan to avoid such charges to equity.

Reserves for self-insurance.

We are primarily self-insured for workers' compensation, medical insurance, and a portion of our liability claims (together "claims"). It is our policy to record these liabilities based on claims filed and an estimate of claims incurred but not yet reported. These reserves totaled $ 6.7 million at January 1, 2005. Any projections of losses are estimates and are subject to many variables. Among these variables are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Beginning in 2002, since the workers compensation accrual represents in excess of 50% of the total claims reserve, we engaged a national actuarial firm to periodically (at least annually) review our workers compensation accrual. If a greater amount of claims is incurred compared to estimates, or if health care costs increase more than anticipated, recorded reserves may be insufficient and additional costs would be recorded at that time in the consolidated financial statements.

We have discussed the application of these critical accounting policies with our Audit Committee and our independent auditors, Deloitte & Touche, LLP.

Results of Operations


                     Statement of Income as a % of Net Sales
                                                            Year Ended
                                                    Dec 28,    Dec 27,   Jan. 1,
                                                     2002       2003       2005
Revenue:
    Net sales                                       100.0%     100.0%     100.0%
    Other revenue                                     0.5%       0.6%       0.9%
                                                    -----      -----      -----
              Total revenue                         100.5%     100.6%     100.9%
Cost of products sold                                90.4%      90.1%      89.2%
                                                    -----      -----      -----
Gross profit-exclusive of warehouse                  10.1%      10.5%      11.7%
  expense shown below

  Warehouse expense                                   3.7%       4.0%       4.6%
  Transportation expense                              1.9%       2.0%       2.2%
  Selling, general and administrative expense         1.9%       2.0%       2.7%
  Transaction related expenses                        0.2%       0.0%       0.0%
                                                    -----      -----      -----
Operating income                                      2.4%       2.5%       2.2%

  Interest expense                                    1.0%       1.0%       1.2%
  Amortization-deferred financing costs               0.0%       0.0%       0.1%
  Other (income)-net                                 -0.2%      -0.2%      -0.2%
                                                    -----      -----      -----
Income before income taxes                            1.6%       1.7%       1.1%
Income tax expense                                    0.6%       0.7%       0.4%
                                                    -----      -----      -----
Net income                                            1.0%       1.0%       0.7%
                                                    =====      =====      =====

Fifty-three weeks ended January 1, 2005 and fifty-two weeks ended December 27, 2003

Net sales for the fifty-three weeks ended January 1, 2005 were $1,285.3 million as compared to $1,534.2 million for the fifty-two weeks ended December 27, 2003. This $248.9 million decrease in net sales reflects the loss of A&P as a customer partially offset by the addition of new customers and sales in the fifty-third week in the amount of approx $21.9 million. Excluding sales to A&P, net sales in 2004 rose 4.6% as compared to 2003. Other revenue, consisting of recurring customer related services, increased to $11.3 million for the fifty-three weeks ended January 1, 2005 as compared to $9.9 million in the prior period. The majority of the increase was the result of providing a frozen warehousing service for a national manufacturer and incremental storage revenue.

Our gross margin (excluding warehouse expense) increased to 11.7% of net sales or $150.7 million for 2004, compared to 10.5% of net sales or $161.4 million for the prior period, reflecting increased other revenue from frozen warehousing services discussed above and a change in mix of both customers and products sold primarily as a result of the loss of A&P as a customer. Factors such as changes in customer mix, changes in manufacturers' promotional activities, changes in product mix, availability of "forward buy" product, or competitive pricing pressures have an effect on gross margin. We are endeavoring to improve gross margin, but there is no certainty we will achieve this. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with generally accepted accounting principles ("GAAP"), may characterize income and expenses differently.

Warehouse expense increased as a percentage of net sales to 4.6% or $59.8 million for 2004, compared to 4.0 % of net sales or $62.0 million for the prior period primarily as a result of fixed costs being compared to lower overall sales. The Company incurred $1.8 million of warehouse expenses related to its newest distribution facilities (specialty foods and Puerto Rico) as compared to $ .3 million in the prior year. In February 2005, we integrated the specialty food operation into our expanded dry grocery warehouse. On an annual basis the Company expects its expanded grocery warehouse to cost an incremental $1.2 million as compared to $1.1 million in outside warehouse expense for its specialty food business and outside storage in 2004. We also expect the additional warehouse space will enable us to derive efficiencies from the entire warehouse. In addition, we closed our distribution facility in Puerto Rico as a result of an arrangement with a local company.

Transportation expense increased to 2.2% of net sales or $28.8 million for 2004 as compared to 2.0% of net sales or $30.1 million in the prior period. Increased wages and fringe benefits of $.5 million were offset by lower owner operator expense of $1.1 million in 2004 due to a greater percentage of deliveries handled by our employees.

Selling, general and administrative expense increased as a percentage of net sales to 2.7% of net sales or $35.3 million for 2004 compared to 2.0% of net sales or $31.3 million for the prior period. In 2004, we incurred severance and retirement costs of $.7 million, $.6 million of which was related to the retirement of Richard Neff, our former CEO (see our Form 8-K dated January 5, 2005 and the severance agreement filed as an exhibit to this report on Form 10-K), and had an increase in pension expense of approximately $.5 million from the prior year. Legal and accounting expense increased $.5 million from 2003 excluding a $.6 million recovery settlement with an excess insurance carrier related to legal fees expensed in previous years included in 2003. In addition, the Company incurred $1.7 million in general and administrative expenses related to its newest distribution operations in 2004 as compared to $.5 million in 2003.

Our effective tax rate decreased to 40% in 2004 from 43% in 2003 as a result of adjusting immaterial deferred tax liabilities.

We earned net income for 2004 of $8.1 million as compared to $14.3 million in the prior period.

EBITDA was $32.3 million during 2004, compared to $44.2 million in the prior period. While the loss of A&P was the primary reason for the decline, the Company incurred $2.9 million in operating losses relating to its newest distribution operations, and incurred $.7 million in severance costs mostly attributable to the retirement of Richard Neff.

Reconciliation of EBITDA to net income (in thousands):


                                               2004        2003        2002
                                               ----        ----        ----
          EBITDA                              $32,255     $44,236     $43,206
          Less: depreciation and
             amortization of fixed assets       2,233       2,239       2,341
          Less: other amortization                867       1,988       2,699
          Less: interest expense               15,558      14,950      15,559
          Less: income tax provision            5,492      10,710       9,436
                                              -------     -------     -------
          Net Income                          $ 8,105     $14,349     $13,171
                                              =======     =======     =======


The Company has presented EBITDA supplementally because management believes this additional information enables management, investors, and others readers to evaluate and compare, from period to period, the Company's results from ongoing operations in a meaningful and consistent manner. We believe net income is the most closely comparable GAAP measure as opposed to cash flow from operations. Similar to net income, management uses the EBITDA measures as a measure of the performance of our operations without the vagaries of fluctuations in working capital as cash flow from operations would. Management also uses the EBITDA results when making operating decisions that require additional resources and as a basis for certain calculations for compensation programs. We believe that the relevant statistic for our business to measure liquidity is our working capital plus our availability under our existing line of credit, both of which are disclosed in our liquidity discussion under Liquidity and Capital Resources below.

Fifty-two weeks ended December 27, 2003 and December 28, 2002

Net sales for the fifty-two weeks ended December 27, 2003 were $1,534.2 million as compared to $1,551.8 million for the fifty-two weeks ended December 28, 2002. This 1.1% decrease in net sales reflects the loss of A&P as a customer. Excluding sales to A&P, net sales in 2003 rose 5.6% as compared to 2002. In addition to the large new group of customers mentioned above, the change in net sales is a result of individual purchasing decisions of our customers. Other revenue, consisting of recurring customer related services, increased to $9.9 million for the fifty-two weeks ended December 27, 2003 as compared to $7.7 million in the prior period. The increase was a result of providing a warehousing service for a national manufacturer and incremental storage revenue. The frozen warehouse expansion, completed in the fourth quarter of 2002 ("the Frozen Warehouse Expansion"), added the capacity to enable the Company to provide this service.

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

Selling, general and administrative expense increased as a percentage of net sales to 2.0% of net sales or $31.3 million for 2003 compared to 1.9% of net sales or $30.2 million for the prior period. 2003 included an increase in pension expense of approximately $1.2 million from the prior year, which was partially offset by $.6 million as a result of a settlement with an excess insurance carrier related to legal fees expensed in previous years.

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

We earned net income for 2003 of $14.3 million as compared to $13.2 million in the prior period.

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

Our bank credit facility matures on February 1, 2007 and bears interest at a rate per annum equal to (at our option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. Borrowings under the revolving bank credit facility were $29.1 million (excluding $6.0 million of outstanding letters of credit) at January 1, 2005. Additional borrowing capacity of $54.9 million was available at that time and as of March 1, 2005, the Company had $64.6 million of availability.

During 2004, cash flows used by operating activities were $13.1 million, consisting primarily of cash generated from income before non-cash items of $16.6 million, offset by i) a $ 10.0 million contribution to the Company's defined benefit pension plan, ii) increases in a) accounts receivable of $10.6 million, b) inventory of $4.6 million; c) prepaid expenses of $2.3 million, and
d) other assets of $1.7 million; and decreases in accrued expenses and other liabilities of $.4 million. The increase in accounts receivable includes a $2.2 million receivable for an income tax refund that the Company expects to receive in April 2005, $1.2 million of receivables from the new specialty food division that was not in business at the beginning of the year, in addition to the stretching of payment terms by certain specific customers The primary impetus behind the increase in inventory is $2.5 million of specialty food inventory at year end.

Cash flows provided by investing activities were $5.2 million during 2004 consisting primarily of $11.7 million of collections and $5.6 million of proceeds from the sale of note participations offset by $11.4 million used for new loans to customers. We used $.8 million for capital expenditures in 2004.

We currently expect to spend approximately $3.3 million during 2005 on capital expenditures, which includes $1.3 million of leasehold improvements during the first six months of 2005 related to the expansion of the grocery warehouse, which was completed in January 2005. We may purchase certain assets used in our business instead of leasing them due to economic conditions. In addition, we may spend additional resources on upgrading computer systems.

Net cash provided by financing activities during 2004 was $5.7 million consisting of net borrowings under our bank credit facility of $16.2 million offset by a $10.0 million dividend paid in April 2004, $.5 million of financing fees paid in February 2004 for an extension of our bank credit facility through February 2007, and approximately $.1 million of capital lease payments.

Our consolidated indebtedness increased to $179.3 million at January 1, 2005 as compared to $163.1 million at December 27, 2003. Stockholders' equity was $30.6 million on January 1, 2005 as compared to $32.5 million on December 27, 2003. Based on our results for the year ended January 1, 2005 we have the ability to pay a dividend of approximately $4.1 million in April 2005.

We did not incur any cash expense in fiscal 2004 in connection with the environmental remediation of presently owned or divested properties and do not expect to expend more than approximately $.2 million in fiscal 2005. At January 1, 2005, we had reserved $.7 million for known environmental liabilities, which we believe is adequate. We intend to finance the remediation through internally generated cash flow or borrowings. We believe that should we become liable as a result of any adverse determination of any legal or governmental proceeding in a material amount beyond our reserves, it could have an adverse effect on our liquidity position.

From time to time, we have sold non-recourse, senior participations in selected customer notes to various banks at par. Aggregate proceeds from those sales were $ 5.6 million, $0, and $1.9 million in 2004, 2003, and 2002 respectively. All proceeds were used to provide working capital. The primary reason for these sales was to enhance our ability to lend money to customers within the confines of our financing agreements. We may sell additional participations from time to time.

Under the terms of our revolving bank credit facility, we are required to meet certain financial tests, including minimum interest coverage ratios. As of January 1, 2005, we were in compliance with our covenants.

The Company began the process of refinancing its long-term debt in the late fourth quarter of 2004 with the expectation of offering new notes bearing a reasonable rate of interest and covenant package acceptable to the Company. When it became clear that we could not consummate a deal on that basis, we terminated our previously announced planned private offering of notes. As a result, the Company expects to incur a charge for expenses related to the proposed deal in the first quarter of 2005 in the range of $.8-$1.0 million. The Company continues to explore refinancing options with regard to its senior notes.

Off-balance sheet arrangements and contractual obligations

We use off-balance sheet arrangements such as leases to finance many of our business activities. All four of our major facilities are leased (three operating and one capital lease) as is most of our transportation fleet and much of our material handling equipment. The operating leases are reflected in the Company's Statement of Income as expenses. We choose to lease these items instead of purchasing them because we believe it is a more efficient allocation of the Company's capital in addition to providing more flexibility to the Company. The chart summarizes our contractual obligations:

                                                         Payments due by period
                                  -------------------------------------------------------------
                                  Total       Less than    1-3 years    3-5 years   More than 5
     Contractual Obligations                   1 year                                 years
     -----------------------
          (in thousands)
Long-Term Debt                   $148,300     $      0     $148,300     $      0     $      0
Interest on Long-Term Debt         36,457       14,830       21,627
Capital Lease Obligations           3,010          186          372          372        2,080
Operating Leases Obligations      128,360       10,275       19,180       15,652       83,253
Purchase Obligations  (a)             316          316            0            0            0
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP
excluding deferred tax
liabilities (b)                       574          100          200          200           74
Total                            $317,017      $25,707     $189,679      $16,224       $85,407

(a) We have not included i) any obligation that by its terms can be canceled on thirty days or less notice or ii) purchase orders for inventory.
(b)  Excludes deferred income.



We have contingent obligations, including performance guarantees in the amount of approximately $1.0 million, which decrease by $.6 million in 2005 and $ .4 million through September 2006. The Company would be obligated to perform under the guarantees if the primary obligor defaulted on its payment obligations and the Company is unable to put into place a substitute obligor for either the entire term or a portion of the term of the guarantee period. As of the date of this report, management has assessed the likelihood of the primary obligor's default as low. We were also contingently liable, as of January 1, 2005, for approximately $6.0 million on standby letters of credit issued in the ordinary course of business under the bank credit facility which secure approximately $3.8 million of liabilities on our balance sheet as well as $1.0 million of rent obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in the interest rates on our bank credit facility. Any outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on 2004's average outstanding bank debt of $8.9 million, a 100 basis point change in annual interest rates would change annual interest expense by approximately $.1 million. For fixed rate debt such as the senior notes, interest rate changes affect the fair market value of the senior notes but do not impact earnings or cash flows.

We are also exposed to market risk with respect to diesel fuel. Based on the Company's current transportation needs, each $0.10 change in the price per gallon of diesel fuel would increase or decrease, as applicable, the Company's annual transportation costs by approximately $.1 million.

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


                                                                           Page

Financial Statements

Consolidated Financial Statements of Di Giorgio Corporation and Subsidiaries

Index to Consolidated Financial Statements.................................  F-1

Report of Independent Registered Public Accounting Firm ...................  F-2

Consolidated Balance Sheets as of December 27, 2003 and January 1, 2005....  F-3

Consolidated Statements of Income for each of the
 three years in the period ended January 1, 2005...........................  F-4

Consolidated Statements of Changes in Stockholders'
 Equity for each of the three years in the period
 ended January 1, 2005.....................................................  F-5

Consolidated Statements of Cash Flows for each of
 the three years in the period ended January 1, 2005.......................  F-6

Notes to Consolidated Financial Statements.................................  F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.


         Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 1, 2005. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control.

ITEM 9B. Other Information

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets out, for each of our directors, executive officers and key employees, the person's name, age and position(s) with our company.



Name                                Age      Position(s)

Stephen R. Bokser (1)...........     62      Co-Chairman of the Board, Chief
                                             Executive Officer, President and
                                             Chief Operating Officer

Richard B. Neff (1).............     56      Co-Chairman of the Board

Joseph R. De Simone.............     65      Senior Vice President, Distribution

Robert A. Zorn..................     50      Executive Vice President, Finance
                                             and Treasurer

Lawrence S. Grossman............     43      Senior Vice President and
                                             Chief Financial Officer

Harlan Levine...................     43      Vice President, General Counsel
                                             and Secretary

George Conklin..................     44      Vice President, Logistics

Joseph Fantozzi.................     43      Senior Vice President and General
                                             Manager, White Rose Dairy Division

John Annetta....................     53      Senior Vice President and General
                                             Manager, White Rose Frozen Division

John J. Zumba...................     67      Senior Vice President

Jerold E. Glassman..............     69      Director

Emil W. Solimine(1) (3).........     60      Director

Charles C. Carella..............     71      Director

Jane Scaccetti (1)(2)...........     50      Director

Michael S. Goldberg (3).........     30      Director

Robert L. Reiner(2).............     49      Director

----------
     (1) Member of the Governance Committee
     (2) Member of the Audit Committee.
     (3) Member of the Compensation Committee.

Stephen R. Bokser became our Chief Executive Officer on January 1, 2005 and has been Co-Chairman of the Board, and our President and Chief Operating Officer since October 2000. For the five years prior to October 2000, he was the Executive Vice President and President of the White Rose Food division. He has served as one of our directors since 1990. Mr. Bokser is also a director of Foodtown, a supermarket cooperative and one of our customers.

Richard B. Neff has been a Co-Chairman of the Board since October 2000. Mr. Neff was our Chief Executive Officer from October 2000 through December 2004. For the five years prior to October 2000, he was our Executive Vice President and Chief Financial Officer. He has served as one of our directors since 1990. In addition, Mr. Neff has served as director of Safety-Kleen since January 2004. Mr. Neff is the Chief Executive Officer and Managing Member of Las Plumas Lumber and Truss Company LLC, an affiliate of ours. Mr. Neff is also the Chairman and Chief Executive Officer of RBN Investments, Inc., which is the general partner of Rose Partners, L.P., our majority shareholder, and General Partner of Las Plumas Partners, L.P., the majority owner of Las Plumas Lumber & Truss Co., LLC and also is an executor of the Estate of Arthur Goldberg, a limited partner of Rose Partners, L.P. Mr. Neff is a certified public accountant (inactive).

Joseph R. DeSimone has been our Senior Vice President, Distribution since prior to 1999.

Robert A. Zorn has been our Executive Vice President, Finance and Treasurer since 2001. Previously, he held the position of Senior Vice President and Treasurer since prior to 1999.

Lawrence S.  Grossman  has been our Senior Vice  President  and Chief  Financial
Officer since 2001. Previously, he held the position of Vice President, Corporate Controller since prior to 1999. Mr. Grossman is a certified public accountant.

Harlan Levine has been our Vice President, General Counsel and Secretary since June 2000. Previously, he held the position of Division Counsel since prior to 1999.

George Conklin has been our Vice President, Logistics since prior to 1999.

Joseph Fantozzi has been our Senior Vice President and General Manager of our White Rose Dairy division since 2001. Previously, he held the position of Vice President and General Manager of the White Rose Dairy division since prior to 1999.

John Annetta has been our Senior Vice President and General Manager of our White Rose Frozen division since 2001. Previously, he held the position of Vice President and General Manager of the White Rose Frozen division since prior to 1999.

John J. Zumba has been our Senior Vice President since 2001. Previously, he held the position of Vice President, Sales since prior to 1999.

Jerold E. Glassman has served as one of our directors since 1990. From prior to 1999 through 2001, Mr. Glassman was managing partner of Grotta, Glassman & Hoffman, a law firm which has its primary office in Roseland, New Jersey, and since 2002, he has been its Chairman. Mr. Glassman has been Special Labor Counsel to a number of New Jersey government agencies and to former governor of New Jersey, Christine Todd Whitman, during the period of 1995 to 2002.

Emil Solimine has served as one of our directors since 1990. He has been the Chief Executive Officer of the Emar Group, Inc., an insurance concern, since prior to 1999. He is also a limited partner of Rose Partners, L.P.

Charles C. Carella has served as one of our directors since 1995. Since prior to 1999, Mr. Carella has been a partner of the Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein law firm. Mr. Carella is a member of the Board of Administrators of the Archdiocese of Newark and the Board of Trustees of Fordham University.

Jane Scaccetti has served as one of our directors since 1996. Since prior to 1999, she has been a shareholder of Drucker & Scaccetti, P.C., an accounting firm. She is also a director of The Pep Boys, Nutrition Management Services Company, Temple University Health Systems and Keystone Health Plans East. Ms. Scaccetti is a certified public accountant.

Michael Goldberg has served as one of our directors since 2001. Mr. Goldberg worked for Merrill Lynch from 1996 through 1999. He received his MBA from Columbia University in 2001. He is also an executor of the Estate of Arthur Goldberg, a limited partner of Rose Partners, L.P. Mr. Goldberg is currently a private investor.

Robert L. Reiner became one of our directors in April 2004. Mr. Reiner was a Managing Director with Deutsche Asset Management from 1999 to 2002 and was a Global Portfolio Manager with Deutsche Asset Management from 1994 to 1999. Mr. Reiner is currently a private investor.


AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Jane Scaccetti, Chairperson is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

AUDIT COMMITTEE

We  have  a  separately-designated   standing  Audit  Committee  established  in
accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Robert L. Reiner and Jane Scaccetti (Chairperson).

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following table sets forth compensation paid or accrued during the year to the Chief Executive Officer and each of our four most highly compensated executive officers whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the three fiscal years ended January 1, 2005.

                           SUMMARY COMPENSATION TABLE
                                                                                   Other Annual        All Other
Name and Principal Position                 Year        Salary         Bonus       Compensation       Compensation
---------------------------                 ----   --   ------     --  ------      ------------       ------------
Stephen R. Bokser                           2004      $400,000       $440,000       $99,955(1)         $3,075(3)
Co-Chairman of the Board of Directors,      2003      $400,000       $440,000       $97,561(1),(2)     $3,000(3)
Chief Executive Officer, President, and     2002      $400,000       $550,000       $76,604(1)         $3,000(3)
Chief Operating Officer

Richard B. Neff (4)                         2004      $400,000       $260,000      $99,955 (1)         $2,769(3)
Co-Chairman of the Board of                 2003      $400,000       $440,000      $71,823 (1)         $3,000(3)
Directors                                   2002      $400,000       $550,000      $76,604 (1)         $3,000(3)

Robert A. Zorn                              2004      $288,100       $44,000            --             $3,075(3)
Executive Vice President-Finance and        2003      $288,100       $44,000            --             $3,000(3)
Treasurer                                   2002      $275,600       $55,000            --             $3,000(3)

Joseph Fantozzi                             2004      $220,000       $72,000            --             $3,075(3)
Senior Vice President and General           2003      $220,000       $72,000            --             $3,000(3)
Manager of White Rose Dairy Division        2002      $208,000       $90,000            --             $3,000(3)

Lawrence S. Grossman                        2004      $214,000       $72,000            --             $3,075(3)
Senior Vice President and                   2003      $214,000       $72,000            --             $3,000(3)
Chief Financial Officer                     2002      $202,000       $90,000            --             $3,000(3)

John Annetta                                2004      $213,500       $72,000            --             $3,075(3)
Senior Vice President and General           2003      $213,500       $72,000            --             $3,000(3)
Manager of White Rose Frozen Division       2002      $201,500       $90,000            --             $3,000(3)


(1) Other annual compensation consists of interest and principal payments on a loan payable, grossed up for taxes, which was used to purchase our stock. The loan's 2004 interest rate was 4.5% and it was paid off in December 2004. Certain incidental personal benefits to our executive officers may result from expenses incurred by us in the interest of attracting and retaining qualified personnel.

These incidental personal benefits made available to executive officers during fiscal years 2002, 2003, and 2004 are not described herein because our incremental cost of the benefits is below the Securities and Exchange Commission disclosure threshold.

(2) In the case of Mr. Bokser, other annual compensation in 2003 also includes $25,738, including the gross up for taxes, for the reimbursement of a life insurance premium.

(3) Represents contributions made by us pursuant to our Retirement Savings Plan. See "Executive Compensation -- Retirement Savings Plan."

(4) Effective December 31, 2004, Mr. Neff retired as Chief Executive Officer of the Company. He remains Co-Chairman of the Board of Directors.


Employment Agreements

We are a party to an employment agreement with Mr. Bokser which runs through December 31, 2009. Pursuant to the terms of the Employment Agreement, Mr. Bokser will receive an annual salary of $400,000 in 2005 and an annual salary of either $400,000 or $500,000, at his election, in subsequent years, through December 31, 2009. During the term of the Employment Agreement, Mr. Bokser will be entitled to receive a discretionary bonus based on the Company's earnings, provided that such bonus shall be no less than $300,000 for any fiscal year in which the Company's EBITDA is at least $30 million. In addition, upon the occurrence of certain change of control type events or certain distributions involving the Company and Rose Partners L.P. or Las Plumas Partners, L.P., Mr. Bokser will be entitled to receive additional compensation as set forth in the Employment Agreement. In the event of his death or disability, Mr. Bokser or his estate will be entitled to continue to receive compensation and employee benefits for two years following such event and in certain circumstances will receive additional compensation.

We are a party to an evergreen employment agreement with Mr. Zorn which provides that six months notice be given by either party to terminate his employment. Currently, Mr. Zorn is entitled to receive an annual salary of $288,100, as adjusted by annual cost of living adjustments, if any, and annual bonuses, at our sole discretion. Mr. Zorn may also receive additional incentive compensation upon the occurrence of the termination of Mr. Zorn's employment or certain change of control type of events, determined pursuant to a formula. Under the terms of the agreement, if the employment of Mr. Zorn is terminated for any reason other than for cause or disability, Mr. Zorn is entitled to receive compensation and benefits for six months, provided that he uses his best efforts to secure other executive employment.

On December 30, 2004, we entered into a severance agreement with Mr. Neff in connection with his retirement from the Chief Executive Officer position. Under the terms of the severance agreement, Mr. Neff is entitled to a $250,000 severance payment, to be paid quarterly over five years beginning on January 1, 2005. In addition, Mr. Neff will continue to receive the use of an office and secretary for the five year term of the agreement and family medical benefits until his 65th birthday. Mr. Neff received a bonus payment of $99,955, the after tax proceeds of which were used to satisfy a loan due to the Company. In addition, Mr. Neff also received a retirement bonus of $260,000.

Retirement Plan

Effective April 1, 2005, we will discontinue the earning of future benefits under the Di Giorgio Retirement Plan (the "Retirement Plan") which is a defined benefit pension plan. Our non-union employees (unless a bargaining agreement expressly provides for participation) were eligible to participate in the Retirement Plan on the January 1 or July 1 after completing one year of employment and 1,000 hours of service.

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

Benefits under the Retirement Plan are payable at a participant's normal retirement date (the January 1 after reaching age 65) in the form of an annuity although a limited lump-sum payment is available. In addition, an actuarially reduced early retirement benefit is available after a participant reaches age 55.

In addition, we maintain a nonqualified supplemental pension plan that provides for the same pension benefit calculated on income in excess of prescribed IRS limitations. A participant earns a nonforfeitable right to a retirement benefit after reaching age 65, becoming disabled, or completing five years of employment. The estimated annual retirement income payable in the form of a life annuity to the individuals named in the Summary Compensation Table commencing at their respective normal retirement ages under the Retirement Plan and nonqualified plan is as follows: Mr. Bokser $204,895; Mr. Neff $131,337; Mr. Zorn, $45,857; Mr. Fantozzi, $47,490; Mr. Grossman, $38,603; and Mr. Annetta $48,901.

Retirement Savings Plan

We maintain the Di Giorgio Retirement Savings Plan (the "401(k) Plan") which is a defined contribution plan with a cash or deferred arrangement (as described under Section 401(k) of the Internal Revenue Code of 1986). In general, our non-union employees (unless a bargaining agreement expressly provides for participation) are eligible to participate in the 401(k) Plan on the first day of the calendar quarter after completing one year of employment and 1,000 hours of service.

In conjunction with the change to the Di Giorgio Retirement Plan mentioned above, we also intend to make changes to the 401(k) Plan. Effective April 1, 2005, we will replace the current match with an annual employer contribution of 5% (4.125% for the period April 1, 2005 through December 31, 2005,) of "Compensation" as defined in the 401(k) Plan. The employer contribution will be paid regardless of whether an employee makes a 401(k) contribution, and regardless of the amount of that contribution. Eligible employees may elect to contribute on a tax deferred basis from 1% to 60% of their total compensation (as defined in the 401(k) Plan), subject to statutory limitations.

Each participant has a fully vested interest in all contributions made by them. There is a three year vesting period for matching contributions made by us through March 31, 2005 and immediate vesting on contributions thereafter. The employee has full investment discretion over all contributions in funds designated by us.

Loans are generally available up to 50% of a participant's balance except for the new employer contribution beginning after April 1, 2005 and repayable over five years, with the exception of a primary house purchase which is repayable over ten years. Interest is set at prime plus 1%.

A participant may withdraw certain amounts credited to his account prior to termination of employment. Certain withdrawals require financial hardship or attainment of age 59 1/2. In general, amounts credited to a participant's account will be distributed upon termination of employment.

Compensation of Directors

Our Directors who are not employees, other than Richard Neff, receive a quarterly retainer of $6,250 plus fees of $2,000 for attendance at meetings of the Board of Directors and $2,000 for attendance at Committee meetings. Mr. Neff receives a quarterly retainer of $12,500 but does not receive a fee for attending meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Solimine is a member of the Company's Compensation Committee. Mr. Solimine controls Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company, which the Company uses for risk management and insurance brokerage services. We paid Emar approximately $.2 million in fiscal 2004 for such services and purchased insurance with premiums of approximately $3.8 million through Emar.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 1, 2005.


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
                                  0.56285 sh of class B


(1) Rose Partners, LP is a limited partnership. The sole general partner is RBN Investments, Inc., a corporation wholly-owned by Mr. Neff. The business address for Rose Partners, LP is 380 Middlesex Avenue, Carteret, New Jersey 07008.

(2) Mr. Bokser's business addresses is 380 Middlesex Avenue, Carteret, New Jersey 07008. Mr. Neff's business address is 757 SE 17th St #331 Ft. Lauderdale, FL 33316.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Mr. Bokser serves on the board of directors of Foodtown, Inc., a supermarket cooperative. Mr. Bokser serves on its board without compensation as a representative of the Company. The Company, through a wholly-owned subsidiary, owns a non-voting equity interest in the cooperative. Sales to the Foodtown cooperative in 2004 were $7.3 million. Most of the decisions to purchase products from the Company are made by individual members of the Foodtown cooperative and total sales to the individual members of the cooperative were approximately $203.4 million in 2004.

We employ Grotta, Glassman & Hoffman, a law firm in which Jerold E. Glassman, one of our directors, is chairman, for legal services on an on-going basis. We paid approximately $26,000 to the firm in 2004.

We utilize Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company controlled by Emil W. Solimine, one of our directors and a limited partner of Rose, for risk management and insurance brokerage services. We paid Emar approximately $.2 million in 2004 for such services and purchased insurance with premiums of approximately $3.8 million through Emar.

We believe that the transactions set forth above are on terms no less favorable than those which could reasonably have been obtained from unaffiliated parties.

In April 2000, we loaned each of Messrs. Neff and Bokser $185,000 to be used by each of them to purchase .57195 shares of our Class A common stock and .56285 shares of our Class B common stock from one of our minority shareholders. The loans' interest rate for the year was 4.5% and both loans were paid off in December 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were or will be paid to Deloitte & Touche, LLP for services rendered during the years ended January 1, 2005 and December 27, 2003:


                                   2004             2003
                                   ----             ----

          Audit Fees             $427,750 (a)     $282,500 (a)
          Audit-Related Fees       33,000 (c)      250,000 (b)
          Tax Fees                   --              --
          All Other Fees             --              --
                                  -------         --------
          Total Fees             $460,750         $532,500
                                 ========         ========

(a) Includes the audit of the Company's financial statements and the performance of quarterly reviews.
(b) Includes fees associated with re-issuances of the audit opinion, as well as work on the registration statement for a proposed sale of Canadian securities.
(c)  Represents fees associated with providing access to prior years' workpapers



Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In 2003, the Audit Committee adopted policies and procedures, which address, among other matters, pre-approval of audit and permissible non-audit services provided by the independent auditor. The policies and procedures require that all services to be provided by the independent auditors must be approved by the Audit Committee. All of the audit and audit related services provided by Deloitte & Touche, LLP in fiscal years 2003 and 2004 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.   Documents filed as part of this report.

     1.   Financial Statements

          Report of Independent Registered Public Accounting Firm........... F-2

          Consolidated Balance Sheets as of
          December 27, 2003 and January 1, 2005............................. F-3

          Consolidated Statements of Income for each of the
          three years in the period ended January 1, 2005................... F-4

          Consolidated Statements of Changes in Stockholders'
          Equity for each of the three years in the period
          Ended January 1, 2005............................................. F-5

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended January 1, 2005 .............. F-6

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

          10.18(15) - Fifth Amendment, dated June 15, 2004 to Carteret grocery warehouse lease dated as of February 11, 1994.

          10.19(15) -  Severance   Agreement  with  Richard  B.  Neff  effective
                    December 31, 2004.

          10.20(15)-Fourth Amended and Restated Employment Agreement effective as of January 1, 2000 between the Company and Stephen R. Bokser

          21(15)    - Subsidiaries of the Registrant.

          31.1(15) - Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section; 302 of the Sarbanes-Oxley Act of 2002.

          31.2(15) - Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section; 302 of the Sarbanes-Oxley Act of 2002.

          32.1(15) - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File 1-1790).

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File 1-1790).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 (File 1-1790).

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (File 1-1790)

(14) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 27, 2003 (File 1-1790)

(15) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2005.

DI GIORGIO CORPORATION                      DI GIORGIO CORPORATION



By:  /s/ Stephen R. Bokser                           By:  /s/ Richard B. Neff
    --------------------------------                     -----------------------
Stephen R. Bokser                                    Richard B. Neff
Co-Chairman, Chief Executive Officer,                Co-Chairman
 President, and Chief Operating Officer
   (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                   Date

 /s/ Jerold E. Glassman               Director                March 17, 2005
---------------------------
Jerold E. Glassman

 /s/ Emil W. Solimine                 Director                March 17, 2005
---------------------------
Emil W. Solimine

 /s/ Charles C. Carella               Director                March 17, 2005
---------------------------
Charles C. Carella

 /s/ Jane Scaccetti                   Director                March 17, 2005
---------------------------
Jane Scaccetti

/s/ Michael S. Goldberg               Director                March 17, 2005
-----------------------
Michael S. Goldberg

/s/ Robert L. Reiner                  Director                March 17, 2005
--------------------
Robert L. Reiner

 /s/ Lawrence S. Grossman             Senior Vice President   March 17, 2005
-------------------------             and Chief Financial
Lawrence S. Grossman                  Officer (Principal
                                      Financial & Accounting Officer)

DI GIORGIO CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
-------------------------------------------------------------------------



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

   Consolidated Statements of Income                                      F-4

   Consolidated Statements of Stockholders' Equity                        F-5

   Consolidated Statements of Cash Flows                                  F-6

   Notes to Consolidated Financial Statements                             F-8

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FOR EACH OF THE THREE YEARS IN THE
   PERIOD ENDED JANUARY 1, 2005:

   Schedule II - Valuation and Qualifying Accounts                        S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Di Giorgio Corporation and Subsidiaries
Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of Di Giorgio Corporation and Subsidiaries (the "Company") as of January 1, 2005 and December 27, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Di Giorgio Corporation and Subsidiaries at January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2005

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                          December 27,January 1,
ASSETS                                                        2003       2005

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 10,367  $  8,181
  Accounts and notes receivable--Net                           106,484   112,902
  Inventories                                                   61,204    65,838
  Deferred income taxes                                          3,865     3,590
  Prepaid expenses                                               3,606     5,904
                                                              --------  --------
           Total current assets                                185,526   196,415

PROPERTY, PLANT AND EQUIPMENT--Net                               9,840     8,361

NOTES RECEIVABLE                                                11,082     8,826

DEFERRED FINANCING COSTS--Net                                    1,886     1,655

OTHER ASSETS                                                    24,764    35,148

GOODWILL                                                        68,893    68,893
                                                              --------  --------
TOTAL                                                         $301,991  $319,298
                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility                                   $ 12,880  $ 29,119
  Current installment--capital lease liability                      64        69
  Accounts payable--trade                                       67,896    67,806
  Accrued expenses                                              27,398    27,419
                                                              --------  --------
           Total current liabilities                           108,238   124,413

LONG-TERM DEBT                                                 148,300   148,300

CAPITAL LEASE LIABILITY                                          1,877     1,808

OTHER LONG-TERM LIABILITIES                                     11,054    14,150

STOCKHOLDERS' EQUITY:
  Common stock, Class A, $.01 par value--authorized,
     1,000 shares; issued and outstanding, 78.116 shares          --        --
  Common stock, Class B, $.01 par value, nonvoting--authorized,
    1,000 shares; issued and outstanding, 76.869 shares           --        --
  Additional paid-in capital                                     8,002     8,002

  Retained earnings                                             24,520    22,625
                                                              --------  --------
            Total stockholders' equity                          32,522    30,627
                                                              --------  --------
TOTAL                                                         $301,991  $319,298
                                                              ========  ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED
(In thousands)
--------------------------------------------------------------------------------
                                                 December 28,     December 27,     January 1,
                                                    2002             2003             2005
REVENUE:
  Net sales                                       $ 1,551,849     $ 1,534,236     $ 1,285,251
  Other revenue                                         7,664           9,892          11,325
                                                  -----------     -----------     -----------
           Total revenue                            1,559,513       1,544,128       1,296,576

COST OF PRODUCTS SOLD                               1,402,761       1,382,683       1,145,899
                                                  -----------     -----------     -----------

GROSS PROFIT--Exclusive of warehouse
  expense shown separately below                      156,752         161,445         150,677

OPERATING EXPENSES:
  Warehouse expense                                    57,844          62,042          59,750
  Transportation expense                               29,284          30,132          28,819
  Selling, general and administrative expenses         30,197          31,327          35,324
  Transaction related expenses                          3,239             547            --
                                                  -----------     -----------     -----------
OPERATING INCOME                                       36,188          37,397          26,784

INTEREST EXPENSE                                       15,559          14,950          15,558

AMORTIZATION--Deferred financing costs                    758             628             693

OTHER INCOME--Net                                      (2,736)         (3,240)         (3,064)
                                                  -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                             22,607          25,059          13,597

PROVISION FOR INCOME TAXES                              9,436          10,710           5,492
                                                  -----------     -----------     -----------

NET INCOME                                        $    13,171     $    14,349     $     8,105
                                                  ===========     ===========     ===========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------

                                Class A            Class B        Additional
                              Common Stock       Common Stock      Paid-in      Retained
                            Shares    Amount    Shares   Amount    Capital      Earnings      Total
BALANCES--
  December 29, 2001         78.116      $ -     76.869     $ -     $ 8,002      $ 13,000     $ 21,002

  Net income                     -        -          -       -           -        13,171       13,171

  Dividend                       -        -          -       -           -        (6,000)      (6,000)
                                --       --         --      --          --      --------     --------

BALANCES--
  December 28, 2002         78.116        -     76.869       -       8,002        20,171       28,173

  Net income                     -        -          -       -           -        14,349       14,349

  Dividend                       -        -          -       -           -       (10,000)     (10,000)
                                --       --         --      --          --      --------     --------

BALANCES--
  December 27, 2003         78.116        -     76.869       -       8,002        24,520       32,522

  Net income                     -        -          -       -           -         8,105        8,105

  Dividend                       -        -          -       -           -       (10,000)     (10,000)
                                --       --         --      --          --      --------     --------

BALANCES--
  January 1, 2005           78.116      $ -     76.869     $ -     $ 8,002      $ 22,625     $ 30,627
                            =======     ====    =======    ====    ========     =========    ========


See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED
(In thousands)
--------------------------------------------------------------------------------

                                                                      December 28, December 27, January 1,
                                                                         2002         2003         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 13,171    $ 14,349    $  8,105
  Adjustments to reconcile net income to net
    cash provided by operations:
    Depreciation                                                           2,341       2,239       2,233
    Amortization of deferred financing costs                                 758         628         693
    Other amortization                                                     1,941       1,360         174
    Provision for doubtful accounts                                          500         500         500
    Gain on sale of equipment                                               --          --           (48)
    Actuarially calculated pension (income) expense                         (201)        885       1,347
    Deferred taxes                                                           104       1,959       3,568
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                               (7,760)      2,430     (10,614)
        Inventory                                                         (2,317)      7,582      (4,634)
        Prepaid expenses                                                  (1,126)      1,322      (2,298)
        Other assets:
           Contribution to defined benefit pension plan                     --        (3,500)    (10,000)
           Other                                                            (320)     (1,899)     (1,657)
      Increase (decrease) in:
          Accounts payable                                                  (501)    (15,737)        (90)
          Accrued expenses and other liabilities                           1,181      (1,385)       (424)
                                                                        --------    --------    --------
             Net cash provided by (used in) operating activities           7,771      10,733     (13,145)
                                                                        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to notes receivable                                           (8,312)    (19,944)    (11,401)
  Collections of notes receivable                                          8,404      14,222      11,731
  Proceeds from note participation sales                                   1,878        --         5,622
  Proceeds from sale of equipment                                           --          --           120
  Additions to property, plant and equipment                              (3,261)     (1,200)       (826)
                                                                        --------    --------    --------
          Net cash (used in) provided by investing activities             (1,291)     (6,922)      5,246
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from revolving credit facility, net                           2,693      10,187      16,239
  Repurchase of 10% senior notes                                          (6,700)       --          --
  Dividend to stockholders                                                (6,000)    (10,000)    (10,000)
  Financing fees paid                                                       --          --          (462)
  Repayments of capital lease obligations                                    (57)        (60)        (64)
                                                                        --------    --------    --------
           Net cash (used in) provided by financing activities           (10,064)        127       5,713
                                                                        --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (3,584)      3,938      (2,186)

CASH AND CASH EQUIVALENTS--
  Beginning of year                                                       10,013       6,429      10,367
                                                                        --------    --------    --------
 CASH AND CASH EQUIVALENTS--End of year                                 $  6,429    $ 10,367    $  8,181
                                                                        ========    ========    ========

                                                                     (Continued)

DI GIORGIO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED
(In thousands)
--------------------------------------------------------------------------------
                                                                      December 28, December 27, January 1,
                                                                         2002         2003         2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                                            $ 15,617    $ 14,981     $ 15,281
                                                                        ========    ========     ========
    Income taxes                                                        $ 10,645    $  8,425     $  4,971
                                                                        ========    ========     ========

                                                                     (Concluded)

See notes to consolidated financial statements.

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization--Di Giorgio Corporation (the "Company") is one of the largest independent wholesale food distributors in the New York City metropolitan area, which is one of the larger retail food markets in the United States. The Company serves supermarkets, both independent retailers (including members of voluntary cooperatives) and chains, principally in the five boroughs of New York City, Long Island, New Jersey and the greater Philadelphia area. The Company distributes four primary supermarket product categories: grocery, frozen, refrigerated and specialty products.

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Accounts Receivable and Customer Financing--The accounts and notes receivable from customers are recorded at net realizable value. A considerable amount of judgment is required in assessing the realization of these receivables, including evaluating the current creditworthiness of each customer and related aging of the past due balances. The credit worthiness of specific accounts are evaluated for reserve consideration when a customer may not be able to meet its financial obligations. The reserve requirements are based on the information available and are re-evaluated and adjusted as additional information is received.

     Inventories--Inventories, primarily consisting of finished goods, are valued at the lower of cost (weighted average cost method) or market. Certain overhead costs associated with have been capitalized.

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

     Goodwill--Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The annual goodwill impairment test, which the Company performs on the first day of each fiscal fourth quarter, is a two step approach and is based on a comparison of the implied fair value of recorded goodwill with its carrying value. If the carrying value is in excess of the implied fair value, an impairment loss is required to be recognized.

     Deferred Financing Costs--Deferred financing costs are being amortized over the life of the related debt. During 2002, the Company repurchased $6.7 million of its 10% senior notes on the open market at par. The portion of the deferred financing costs related to the repurchased notes was written off, resulting in a loss which has been included in amortization of deferred financing costs in the accompanying consolidated statements of income.

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

     Transaction Related Costs--In connection with proposed transactions including the formation of a Canadian income trust, the Company incurred professional and other fees of approximately $.5 million and $3.2 million, which are included in the December 27, 2003 and December 27, 2002 Consolidated Statements of Income under the caption "Transaction related expenses." Transaction related costs were insignificant in the year ended January 1, 2005.

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

     Sale of Notes Receivable--From time to time, the Company has sold non-recourse participations in selected customer notes receivable to various banks at par. During the years ended January 1, 2005, December 27, 2003 and December 28, 2002, the Company sold approximately $5.6 million, $0 and $1.9 million, respectively, of customer notes receivable. Fees for servicing were not material and there were no gains or losses on the sales as the sales price was equal to the carrying value of the customer notes receivable.

     Deferred Rent--Rent expense under operating leases providing for rent abatements and fixed non-contingent escalations is recognized on a straight-line basis over the term of each individual underlying lease. The cumulative net excess of recorded rent expense over lease payments made is reflected on the balance sheet as deferred rent and is included within accrued expenses and other long-term liabilities.

     Comprehensive Income--There are no components of other comprehensive income for the Company except for reported net income.

     Segment Reporting--Given the similar economic characteristics and the similarities as to the nature of products and services, types of customers, and methods used to distribute products, the Company qualifies for the aggregation rules of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and therefore reports one reportable segment.

     Fiscal Year--The Company's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements are comprised of 53 weeks for fiscal 2004 and 52 weeks for fiscal 2003 and 2002.

     Reclassifications--Certain 2002 and 2003 amounts have been reclassified to conform to the 2004 consolidated financial statement presentation.

     New Accounting Pronouncements

     On December 15, 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment ("SFAS No 123"), which is revision of SFAS No. 123. Statement No. 123R supersedes APB No. 25 and amends Statement No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company has not historically had any stock based compensation and therefore the adoption of this statement is not expected to impact the consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 2006. The Company does not expect SFAS No. 151 to have a material impact on the consolidated results of operations, financial condition or cash flows.

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal period beginning after June 15, 2005, and is required to be adopted by the Company effective January 2006. The Company does not expect SFAS No. 153 to have a material impact on the consolidated results of operations, financial condition or cash flows.

2. ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                   December 27,   January 1,
                                                      2003          2005
                                                         (in thousands)

     Accounts receivable                           $  81,822     $  86,478
     Notes receivable                                 14,892        13,530
     Other receivables                                13,878        16,794
     Less allowance for doubtful accounts             (4,108)       (3,900)
                                                   ---------     ---------
                                                   $ 106,484     $ 112,902
                                                   =========     =========

     The Company periodically provides financial assistance in the form of loans to independent retailers. Loans are usually in the form of a secured, interest-bearing obligation that is generally repayable over a period of one to three years. As of January 1, 2005, the Company's customer loan portfolio had an aggregate balance of approximately $22.4 million of which $8.8 million is long term. The portfolio consisted of 57 loans ranging in size up to approximately $5.4 million. During fiscal 2002, 2003 and 2004, the Company had net transfers between accounts receivable and notes receivable of approximately $3.8 million, $0 and $2.4 million, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following:

                                           Estimated
                                          Useful Life  December 27,  January 1,
                                            in Years      2003          2005
                                                           (In thousands)

     Land                                       --      $    900    $   900
     Buildings and improvements                   10       5,095      5,181
     Machinery and equipment                    3-10      19,798     20,116
     Less accumulated depreciation                       (17,967)    (19,730)
                                                        --------    -------
                                                           7,826      6,467
                                                        --------    -------

     Capital leases:
       Building and improvements                           3,117      3,117
       Equipment                                             380        380
       Less accumulated amortization                      (1,483)    (1,603)
                                                        --------    -------
                                                           2,014      1,894
                                                        --------    -------
                                                        $  9,840    $ 8,361
                                                        ========    =======

     Depreciation and amortization expense was approximately $2.3 million, $2.2 million and $2.2 million for fiscal 2002, 2003 and 2004, respectively. Included in that amount is approximately $.1 million for each year of depreciation of assets under capital leases.

4. GOODWILL

     During each of the three years in the period ended January 1, 2005 the Company completed its annual impairment test and did not record any impairments of goodwill.

5. FINANCING

     Debt consists of the following:

                                       Interest Rate
                                       at January 1,   December 27,   January 1,
                                          2005            2003            2005
                                                       (In thousands)

     Revolving credit facility (a)        5.25 %        $  12,880      $  29,119
                                                        =========      =========
     Long-term debt:
      Senior notes (b)                   10.0 %         $ 148,300      $ 148,300
                                                        =========      =========

     (a) Revolving Credit Facility--The Company's bank credit facility is scheduled to mature on February 1, 2007, and bears interest at a rate per annum equal to (at the Company's option): (i) the Euro Dollar Offering Rate plus 1.625% or (ii) the lead bank's prime rate. The interest rate shown is the bank prime rate. During 2004, the average interest rate for the outstanding borrowing was 4.5%.

          Availability for direct borrowings and letter of credit obligations under the revolving credit facility is limited, in the aggregate, to the lesser of i) $90 million or ii) a borrowing base of 80% of eligible receivables and 60% of eligible inventory. Borrowings under the Company's revolving bank credit facility were approximately $29.1 million (excluding $6.0 million of outstanding letters of credit) at January 1, 2005. Additional borrowing capacity of $54.9 million was available at that time.

          The borrowings under the revolving credit facility are secured by the Company's inventories and accounts receivable. Among other matters, the revolving credit facility contains certain restrictive covenants relating to interest coverage and capital expenditures. The Company was in compliance with the covenants as of January 1, 2005.

     (b) 10% Senior Notes--The senior notes were issued under an Indenture Agreement (the "Indenture") dated June 20, 1997 between the Company and The Bank of New York, as Trustee. The senior notes are general, unsecured obligations of the Company initially issued in $155 million principal amount, maturing on June 15, 2007. The senior notes bear interest at the rate of 10% payable semi-annually, in arrears, on June 15 and December 15 of each year, having commenced December 15, 1997.

          The senior notes are redeemable at the Company's option, in whole or in part, at any time on or after June 15, 2002, at redemption prices set forth in the Indenture. Upon the occurrence of a change of control, holders of the senior notes have the right to require the Company to repurchase all or a portion of the senior notes at a purchase price equal to 101% of the principal amount, plus accrued interest. The following are redemption prices if redeemed during the 12-month period beginning June 15 of years indicated:

                           Year                     Redemption Price

                           2004                          101.67%

                           2005                          100.00%

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                     December 27, 2003        January 1, 2005
                                    Carrying      Fair      Carrying      Fair
                                     Amount      Value       Amount      Value
                                                  (In thousands)
     Debt:
       Revolving credit facility    $ 12,880    $ 12,880    $ 29,119    $ 29,119
       10% senior notes              148,300     140,144     148,300     147,559
     Notes receivable--current        14,892      14,892      13,530      13,530
     Notes receivable--long-term      11,082      11,082       8,826       8,826

     The fair value of the 10% senior notes as of December 27, 2003 and January 1, 2005 is based on trade prices of $ 98.50 and $99.50, respectively, representing yields of 11.99% (as of December 27, 2003) and 10.23% (as of January 1, 2005), respectively. Based on the borrowing rate currently available to the Company, the book or carrying value of the revolving credit facility is considered to be equivalent to its fair value.

     The book value of the current and long-term notes receivable is equivalent to fair value which is estimated by management by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         December 27, January 1,
                                                            2003        2005
                                                                  (In thousands)

     Employee benefits                                     $10,221     $10,422
     Due to vendors/customers                                9,460       7,756
     Other                                                   5,199       6,806
     Legal and environmental (Note 10)                       2,042       1,695
     Interest                                                  476         740
                                                           -------     -------
                                                           $27,398     $27,419
                                                           =======     =======

8. RETIREMENT PLANS

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

     The following table provides information for the pension plan:

                                                         December 27, January 1,
                                                            2003        2005
                                                                  (In thousands)

     Change in benefit obligation:
       Benefit obligation at beginning of year             $ 53,176    $ 57,059
       Service cost                                             937       1,058
       Plan change                                             --           (12)
       Interest cost                                          3,500       3,496
       Actuarial loss                                         3,454       7,099
       Benefits paid                                         (4,008)     (4,135)
                                                           --------    --------
     Benefit obligation at end of year                     $ 57,059    $ 64,565
                                                           ========    ========

                                                         December 27, January 1,
                                                            2003        2005
                                                                  (In thousands)

     Change in plan assets:
       Fair value of plan assets at beginning of year      $ 53,859    $ 55,008
       Actual return on plan assets                           1,657       1,049
       Benefit payments                                      (4,008)     (4,135)
       Employer contribution                                  3,500      10,000
                                                           --------    --------
     Fair value of plan assets at end of year              $ 55,008    $ 61,922
                                                           ========    ========

     Reconciliation of funded status:
       Funded status (fair value of plan assets less
       benefit obligation)                                 $ (2,050)   $ (2,643)
       Unrecognized net actuarial loss                       23,262      32,786
       Unrecognized prior service cost                           93          62
                                                           --------    --------
     Prepaid benefit cost                                  $ 21,305    $ 30,205
                                                           ========    ========

     Net pension cost includes the following components:

                                                                      Year Ended
                                                    December 28,  December 27,  January 1,
                                                        2002         2003         2005
                                                                  (In thousands)
     Service cost                                      $   816      $   937      $ 1,058
     Interest cost                                       3,498        3,500        3,496
     Expected return on plan assets                     (5,069)      (4,580)      (4,721)
     Amortization of prior service cost                     18           20           18
     Amortization of net loss from earlier periods         355          795        1,247
                                                       -------      -------      -------
                                                       $  (382)     $   672      $ 1,098
                                                       =======      =======      =======

      Net periodic benefit cost for the current year is based on assumptions for the prior year. The following actuarial assumptions were used:

                                                       Year Ended
                                          December 28,  December 27,  January 1,
                                              2002        2003         2005

     Weighted average discount rate           6.75 %      6.25 %      6.00 %
     Rate of increase in future
       compensation levels                    6.00        6.00        6.00
     Expected long-term rate of
       return on plan assets                  8.25        8.25        8.25

     Management's determination of the above assumptions for compensation increases and long term rate of return on plan assets is based upon a combination of historical actual results as well as expectations of the future. Determination of the weighted average discount rate is based upon an assumed portfolio of high quality debt instruments matched against the Company's projected cash out flows for future benefit payments.

     The following undiscounted benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                    Year                                Pension Benefits
                                                         (In thousands)

                    2005                                     $ 4,038
                    2006                                       4,160
                    2007                                       4,261
                    2008                                       4,408
                    2009                                       4,524
                  2010-2014                                   24,048


     The Company's funding policy is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the U.S. Internal Revenue Code. Management closely monitors the accumulated benefit obligation and the fair market value of the assets and has made and may continue to make contributions to avoid the requirements of recognizing a minimum pension liability. Such contributions vary each period and cannot be reasonably estimated until the fourth quarter annually.

     The pension plan weighted average asset allocations by asset category are as follows:

                                                  December 27, January 1,
                                                     2003        2005

     Cash                                             14.3 %   16.6 %
     Fixed income                                     80.5     78.0
     Equities                                          0.6      0.4
     Other                                             4.6      5.0
                                                      ----      ---
     Total                                           100.0 %  100.0 %
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

     The Company also contributes to pension plans under collective bargaining agreements. These contributions generally are based on hours worked. Pension expense for these plans included in the statements of income was as follows:

     Year Ended                                         (In thousands)

     December 28, 2002                                     $1,460
     December 27, 2003                                      1,503
     January 1, 2005                                        1,350

     Approximately 64% of the Company's workforce is covered by collective bargaining agreements with 4 separate local unions associated with the International Brotherhood of Teamsters. Approximately 17% of the Company's workforce is a party to an agreement that expires in November 2005. The other agreements expire throughout 2007.

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

     Year Ended                                        (In thousands)

     December 28, 2002                                     $229
     December 27, 2003                                      231
     January 1, 2005                                        237

          Effective April 1, 2005, the Company will discontinue the earning of future benefits under the Di Giorgio Retirement Plan which is a defined benefit pension plan. In conjunction with the change to the Di Giorgio Retirement Plan mentioned above, the Company also intends to make changes to the 401(k) Plan. Effective April 1, 2005, the Company will replace the current match with an annual employer contribution (paid quarterly) which will be paid regardless of whether an employee makes a 401(k) contribution, and regardless of the amount of that contribution.

9. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                        December 27,  January 1,
                                                            2003         2005
                                                                  (In thousands)

     Deferred income tax liability--net (Note 13)          $10,200       $13,493
     Environmental (Note 10)                                   433           433
     Employee benefits                                         165           141
     Other                                                     256            83
                                                           -------       -------
                                                           $11,054       $14,150
                                                           =======       =======

10. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings--Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially affect the Company's consolidated financial position, cash flows or results of operations.

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

     The following is a schedule of net minimum lease payments required under capital and operating leases in effect as of January 1, 2005:

        Fiscal Year Ending                             Capital        Operating
                                                       Leases           Leases
                                                            (In thousands)

        2005                                          $   186          $10,275
        2006                                              186           10,087
        2007                                              186            9,093
        2008                                              186            8,464
        2009                                              186            7,188
        Thereafter                                      2,080           83,253
                                                      -------          -------
        Net minimum lease payments                      3,010        $ 128,360
                                                                     =========
        Less interest                                  (1,133)
                                                      -------
        Present value of net minimum lease
          payments (including current
          installments of $69)                         $1,877
                                                       ======

     Total rent expense included in operations was as follows:

          Year Ended                                              (In thousands)

          December 28, 2002                                            $11,595
          December 27, 2003                                             12,666
          January 1, 2005                                               13,362

     Letters of Credit--In the ordinary course of business, the Company is at times required to issue letters of credit. The Company was contingently liable for approximately $6.0 million on standby letters of credit with a bank as of both December 27, 2003 and January 1, 2005.

     Guarantees--The Company has issued certain performance guarantees in an aggregate amount of approximately $1.0 million which decrease by approximately $.6 million in 2005 and $.4 million through September 2006. The Company would be obligated to perform under the guarantees if the primary obligor defaulted on its payment obligations and the Company is unable to put into place a substitute obligor for either the entire term or a portion of the term of the guarantee period. Management has assessed the likelihood of the primary obligor's default as low.

     Employment Agreements--The Company has an employment agreement with its Chief Executive Officer, which is scheduled to expire in December 2009. In addition, one employee has a termination agreement that provides for a six-month notice to terminate. Under these agreements, combined annual salaries of approximately $.7 million were paid in fiscal 2004. In addition, the executives are entitled to additional compensation upon occurrence of certain events.

11.  EQUITY

     As a result of restrictive covenants contained in the Indenture governing the Company's 10% senior notes, as well as those contained in the revolving credit facility, based on its results for year ended January 1, 2005, the Company is permitted to pay dividends up to approximately $4.1 million.

12.  OTHER INCOME--NET

     Other income consists of the following:

                                                       Year Ended
                                       December 28,    December 27,   January 1,
                                          2002            2003           2005
                                                     (In thousands)

          Interest income                $1,933          $1,836        $1,978
          Other--net                        803           1,404         1,086
                                         ------          ------        ------
                                         $2,736          $3,240        $3,064
                                         ======          ======        ======

13.  INCOME TAXES

     At January 1, 2005,  the Company  had a  receivable  for  current  taxes of
     approximately   $2.2   million  and  prepaid   current   income   taxes  of
     approximately $1.6 million.

      The income tax provision consists of the following:

                                                      Year Ended
                                        December 28,   December 27,   January 1,
                                           2002           2003            2005
                                                     (In thousands)

          Current income tax:
            Federal                        $6,869        $ 6,446        $1,319
            State                           2,463          2,305           605
                                           ------        -------        ------
          Total current income tax          9,332          8,751         1,924
                                           ------        -------        ------
          Deferred income tax:
            Federal                            78          1,473         2,704
            State                              26            486           864
                                           ------        -------        ------
          Total deferred income tax           104          1,959         3,568
                                           ------        -------        ------
          Total tax provision              $9,436        $10,710        $5,492
                                           ======        =======        ======

     A reconciliation of the Company's effective tax rate with the statutory of Federal tax rate is as follows:

                                                                 Year Ended
                                                      December 28, December 27, January 1,
                                                         2002         2003        2005
                                                                (In thousands)
     Tax statutury rate                                 $7,912     $ 8,772     $ 4,659
     State and local taxes - net of Federal benefit      1,435       1,791         975
     Permanent differences and other                        89         147        (142)
                                                        ------     -------     -------
     Total                                              $9,436     $10,710     $ 5,492
                                                        ======     =======     =======


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                                       December 27, January 1,
                                                                          2003        2005
                                                                           (In thousands)
       Allowance for doubtful accounts                                 $  1,712      $  1,617
       Accrued workmen's compensation insurance and employee
            fringe benefit expenses not deducted until paid               1,504         1,160
       Other accrued expenses not deducted until paid                       711           685
       Difference between book and tax basis of property                    234           645
                                                                       --------      --------
     Deferred tax assets                                                  4,161         4,107
                                                                       --------      --------
     Deferred tax liabilities:
       Pension asset valuation                                           (8,549)      (12,132)
       Difference between book and tax basis of goodwill and other
            Intangible assets                                            (1,635)       (1,878)
       Other                                                               (312)         --
                                                                       --------      --------
     Deferred tax liabilities                                           (10,496)      (14,010)
                                                                       --------      --------
     Net deferred tax liabilities                                      $ (6,335)     $ (9,903)
                                                                       ========      ========


     The Balance Sheet classification of the deferred income tax assets and liabilities is as follows (in thousands)

                            December 27, 2003                      January 1, 2005
                    ----------------------------------    ------------------------------------
                    Current     Noncurrent     Total       Current    Noncurrent       Total
                    -------     ----------    -------      -------    ----------     ---------
     Assets          $3,865     $    296      $  4,161      $3,590     $    517      $  4,107

     Liabilities       --        (10,496)      (10,496)       --        (14,010)      (14,010)
                     ------     --------      --------      ------     --------      --------

     Total           $3,865     $(10,200)     $ (6,335)     $3,590     $(13,493)     $ (9,903)
                     ======     ========      ========      ======     ========      ========

14. RELATED PARTY TRANSACTIONS

     Mr. Stephen Bokser is co-chairman, chief executive officer, president and chief operating officer. Mr. Bokser serves on the board of Foodtown, Inc., a food cooperative. Mr. Bokser serves on its board without compensation as a representative of the Company. The Company, through a wholly-owned subsidiary, owns a non-voting equity interest in the cooperative. Sales to the Foodtown cooperative in 2004 were $7.3 million. Most of the decisions to purchase products from the Company are made by individual members of the Foodtown co-op and total sales to the individual members were approximately $ 203.4 million in 2004.

     The Company employs Grotta, Glassman, & Hoffman, a law firm in which Jerold
     E. Glassman, one of the Company's directors, is Chairman, for legal services on an on-going basis. The Company paid approximately $26,000 to the firm in fiscal 2004 and 2003 and approximately $.1 million during the year ended December 28, 2002.

     The Company utilizes Emar Group, Inc. ("Emar"), a risk management and insurance brokerage company controlled by Emil W. Solimine, one of the Company's directors and a limited partner of Rose Partners, for risk management and insurance brokerage services. The Company paid Emar approximately $.2 million during each of the three years in the period ended January 1, 2005 for such services and purchased insurance with premiums of approximately $3.8 million during the year ended January 1, 2005 and $3.6 million during the years ended December 27, 2003 and December 28, 2002 respectively, through Emar.

     The Company believes that the transactions set forth above are on terms no less favorable that those which could reasonably have been obtained from unaffiliated parties.

     In April 2000, the Company loaned each of Messrs. Neff, co-chairman and former chief executive officer, and Bosker $185,000 to be used by each of them to purchase .57195 shares of our Class A common stock and .56285 shares of our Class B common stock from one of our minority shareholders. The loan interest rates for the year were 4.5% and these loans were paid off in December 2004.

15. MAJOR CUSTOMERS

     During the year ended January 1, 2005 sales to Associated Food Stores ("Associated") represented 18.8%, and sales to the Foodtown group represented 16.4%.of net sales.

     During the year ended December 27, 2003, sales to The Great Atlantic And Pacific Tea Company ("A&P"), Associated and the Foodtown group represented 19.9%, 14.9% and 14.3%.of net sales, respectively.

     In October 2003, the Company ceased doing business with A&P.

     During the year ended December 28, 2002, sales to A&P, Associated and the Foodtown group represented 25.0%, 13.9% and 14.9% of net sales, respectively.

                                     ******

                                                                     Schedule II


DI GIORGIO CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
--------------------------------------------------------------------------------

                         Balance at                                   Balance at
                         Beginning                                     End of
    Description          of Period     Expenses       Deductions       Period

Allowance for doubtful accounts for the period ended:


December 28, 2002          5,256          500            (731)  (1)      5,025

December 27, 2003          5,025          500          (1,417)  (1)      4,108

January 1, 2005            4,108          500            (708)  (1)      3,900


(1) Accounts written off during the year, net of recoveries.