Form 10-Q
period 2005-04-02
DI GIORGIO CORP
filed 2005-05-23
CIK 28871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 2, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-1790

DI GIORGIO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-0431833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

380 Middlesex Avenue Carteret, New Jersey	07008
(Address of principal executive offices)	(Zip Code)

(732) 541-5555

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 13, 2005 there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

DI GIORGIO CORPORATION AND SUBSIDIARIES

Di Giorgio Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(in thousands)

	January 1, 2005	April 2, 2005
		(unaudited)
ASSETS
Current Assets:
Cash	$8,181	$8,713
Accounts and notes receivable-net	112,902	113,523
Inventories	65,838	65,027
Deferred income taxes	3,590	3,645
Prepaid expenses	5,904	3,632

Total current assets	196,415	194,540

Property, Plant and Equipment
Cost	29,695	31,069
Accumulated depreciation and amortization	(21,334)	(21,873)

Net	8,361	9,196

Long-term notes receivable	8,826	9,688
Other assets	35,148	34,684
Deferred financing costs-net	1,655	1,480
Goodwill	68,893	68,893

Total assets	$319,298	$318,481

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$29,119	$22,850
Accounts payable	67,806	67,599
Accrued expenses	27,419	32,311
Notes and leases payable within one year	69	70

Total current liabilities	124,413	122,830

Long-term debt	148,300	148,300
Capital lease liability	1,808	1,790
Other long-term liabilities	14,150	13,847
Stockholders’ Equity:
Common stock	—	—
Additional paid-in-capital	8,002	8,002
Retained earnings	22,625	23,712

Total stockholders’ equity	30,627	31,714

Total liabilities & stockholders’ equity	$319,298	$318,481

See Notes to Consolidated Condensed Financial Statements

Di Giorgio Corporation and Subsidiaries

Consolidated Condensed Income Statements

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 27, 2004	April 2, 2005
Revenue:
Net sales	$311,144	$324,490
Other revenue	2,622	2,885

Total revenue	313,766	327,375

Cost of products sold	276,285	289,267

Gross profit-exclusive of warehouse expense shown below	37,481	38,108

Warehouse expense	14,756	15,849
Transportation expense	6,975	7,580
Selling, general and administrative expense	8,446	9,499

Operating income	7,304	5,180

Interest expense	3,777	4,025
Amortization-deferred financing costs	169	175
Other <income>-net	(831)	(941)

Income before income taxes	4,189	1,921
Income tax expense	1,792	834

Net income	$2,397	$1,087

See Notes to Consolidated Condensed Financial Statements

Di Giorgio Corporation and Subsidiaries

Consolidated Condensed Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
January 1, 2005	78.1158	$—	76.8690	$—	$8,002	$22,625	$30,627
Net income	—	—	—	—	—	1,087	1,087

Balance at April 2, 2005	78.1158	$—	76.8690	$—	$8,002	$23,712	$31,714

See Notes to Consolidated Condensed Financial Statements

Di Giorgio Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 27, 2004	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,397	$1,087
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of fixed assets	576	549
Other amortization	198	315
Provision for doubtful accounts	125	125
Actuarially calculated pension expense	337	516
Gain on sale of equipment	(18)	—
Deferred income taxes	(98)	(304)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,311	78
Inventories	(121)	811
Prepaid expenses	500	2,216
Other assets	(29)	(120)
Increase (decrease) in:
Accounts payable	(1,428)	(207)
Accrued expenses and other liabilities	4,407	4,822

Net cash provided by operating activities	8,157	9,888

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable	(2,075)	(3,976)
Collections of notes receivable	3,315	2,290
Proceeds from note participation sale	1,981	—
Additions to property, plant and equipment	(184)	(1,384)
Proceeds from sale of equipment	90	—

Net cash provided by <used in> investing activities	3,127	(3,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit	(12,880)	(6,269)
Financing fees paid	(462)	—
Capital lease payments	(16)	(17)

Net cash used in financing activities	(13,358)	(6,286)

Increase <decrease> in cash	(2,074)	532

Cash at beginning of period	10,367	8,181

Cash at end of period	$8,293	$8,713

Supplemental Disclosure of Cash Flow Information
Cash paid <received>during the period:
Interest	$69	$283

Income taxes	$311	$(133)

Dividends declared	$10,000	$—

See Notes to Consolidated Condensed Financial Statements

DI GIORGIO CORPORATION AND SUBSIDIARIES

NOTES TO

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated condensed balance sheet as of April 2, 2005, the consolidated condensed income statements for the thirteen weeks ended March 27, 2004 and April 2, 2005, the consolidated condensed statement of stockholders’ equity for the thirteen weeks ended April 2, 2005, and the consolidated condensed statements of cash flows for the thirteen weeks ended March 27, 2004 and April 2, 2005, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 1, 2005 (where the consolidated condensed balance sheet as of January 1, 2005 has been derived) as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the prior period financial statements in order to conform them to the current period presentation.

2. PENSION BENEFITS

Effective April 1, 2005, the Company discontinued the accretion of future retiree benefits under the Di Giorgio Retirement Plan, its defined benefit pension plan, which covered substantially all of its non-union employees. The Company remains responsible to make contributions to this plan in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. The plan’s assets are invested in U.S. Treasury notes, U.S. Government agency bonds, corporate bonds, money market funds, and other investments. In conjunction with the change to the Di Giorgio Retirement Plan mentioned above, the Company also modified the Di Giorgio Retirement Savings Plan (the “401(k) Plan”)to provide its employees with an alternative source of retirement benefits. Effective April 1, 2005, the Company will replace the current match with an increased employer contribution (paid quarterly) which will be paid regardless of whether an employee makes a 401(k) contribution, and regardless of the amount of that contribution. After April 1, 2005, the Company will continue to incur pension expense for the defined benefit plan for all components of pension expense except for service cost.

This change is considered a plan curtailment and requires that the plan assets and liabilities be remeasured and that a gain or loss, if any, be recorded as of the remeasurment date. The remeasurment was done as of February 28, 2005, the end of the month in which the amendment was approved and communicated. The curtailment resulted in a charge to income of $59,000.

Net periodic costs for the Di Giorgio Retirement Plan for the thirteen week periods ended March 27, 2004 and April 2, 2005 include the following components:

	Thirteen Weeks Ended
	March 27, 2004	April 2, 2005
	(in thousands)
Service cost	$273	$316
Interest cost	888	918
Expected return on plan assets	(1,182)	(1,349)
Amortization of prior service cost	5	3
Amortization of net (gain) / loss	294	423

Net periodic benefit cost	278	311
Curtailment loss	0	59

Total net periodic benefit cost	$278	$370

	2004	2005
Weighted-average assumptions used to determine Net periodic benefit cost for years ended December 31 (including the assumptions for remeasurement)

Discount rate	6.25%	6.00%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	6.00%	6.00%

Di Giorgio Restated Retirement Plan

Change in benefit obligation
Benefit obligation as of December 31, 2004	$64,565
Service cost	213
Interest cost	624
Actuarial (gain) or loss	(205)
Curtailments	(3,626)
Benefit payments	(688)

Benefit obligation as of February 28, 2005	$60,883

Change in plan assets
Fair value of plan assets as of December 31, 2004	$61,922
Actual return on plan assets, net of expenses	(236)
Benefit payments	(688)

Fair value of plan assets as of February 28, 2005	$60,998

Reconciliation of funded status
Funded status as of February 28, 2005	$115
Unrecognized actuarial (gain) or loss	29,746

Net amount recognized as of February 28, 2005	$29,861

Amounts recognized in the statement of Financial position consist of:
Prepaid benefit cost	$29,861

Additional February 28, 2005 information
Projected benefit obligation	$60,883
Accumulated benefit obligation	60,883
Fair value of plan assets	60,998

3. CONTINGENCIES

Legal Proceedings — Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these matters are appropriately provided for and are not expected to materially affect the Company’s consolidated financial position, cash flows or results of operations.

The Company has been named in various claims and litigation relating to potential environmental problems. In the opinion of management, these claims are either without merit, covered by insurance, adequately provided for, or not expected to result in any material loss to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “should”, “could”, and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions and those in particular in the New York City metropolitan area; the Company’s reliance on several significant customers; potential losses from loans to its retailers; restrictions imposed by the agreements governing the Company’s indebtedness; current wholesale competition, as well as future competition from presently unknown sources; competition in the retail segment of the supermarket business; the Company’s labor relations; potential environmental liabilities which the Company may have; dependence on key personnel; changes in business regulation; business abilities and judgment of personnel; changes in, or failure to comply with government regulations; potential commercial vehicle restrictions; inflation especially with respect to wages and energy costs; and the results of terrorism or terrorist acts against the Company.

General

Revenue in the current quarter increased modestly from the same period in the prior year. Higher expenses and gross margin pressure negatively affected the Company’s net income and EBITDA performance. Included in the higher expenses were $.6 million in transaction related expense incurred in connection with the Company’s withdrawn tender offer to refinance its senior notes in January 2005. Also during the quarter, the Company completed the expansion of its grocery warehouse.

Results of Operations

Thirteen weeks ended April 2, 2005 and March 27, 2004

Net sales for the thirteen weeks ended April 2, 2005 increased 4.3% or $13.3 million to $324.5 million from $311.1 million in the prior period primarily as a result of the growth of our current customer base through the addition of new store locations. Other revenue, consisting of recurring customer related services, increased to $2.9 million for the thirteen weeks ended April 2, 2005 as compared to $2.6 million in the prior period due to modest growth in other services provided to customers.

Gross profit increased to $38.1 million for the thirteen weeks ended April 2, 2005 as compared to $37.5 million in the prior period; however, gross margin decreased to 11.7% of net sales for the thirteen weeks ended April 2, 2005, as compared to 12.0% of net sales for the prior period reflecting competitive pricing pressures, as well as, a change in mix of both customers and products sold. Caution should be taken when comparing the Company’s gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased to $15.8 million or 4.9% of net sales for the thirteen weeks ended April 2, 2005, as compared to $14.8 million or 4.7% of net sales in the prior period, primarily as a result of additional labor, taxes and fringe benefits of $.7 million. In addition, utility expenses increased $.2 million in the current period as compared to the prior period.

Transportation expense increased to $7.6 million or 2.3% of net sales for the thirteen weeks ended April 2, 2005 as compared to $7.0 million or 2.2% of net sales in the prior period, primarily as a result of increased owner operator delivery service costs of $.3 million and increased fuels costs of $.2 million which were somewhat offset by a per delivery fuel surcharge (included in net sales) which went into effect in July 2004.

Selling, general and administrative expense increased to $9.5 million or 2.9% as a percentage of sales for the thirteen weeks ended April 2, 2005 as compared to $8.4 million or 2.7% of net sales in the prior period reflecting in part $.6 million of transaction expenses related to the Company’s withdrawn note offering in January 2005. Excluding these transaction expenses, selling, general and administrative expense remained flat as a percentage of sales at 2.7%.

Net income for the thirteen weeks ended April 2, 2005 was $1.1 million as compared to net income of $2.4 million in the prior period.

Reconciliation of EBITDA to net income (in thousands):

	Thirteen weeks ended
	April 2, 2005	March 27, 2004
EBITDA	$6,810	$8,740
Less: depreciation and amortization of fixed assets	549	576
Less: other amortization	315	198
Less: interest expense	4,025	3,777
Less: income tax provision	834	1,792

Net income	$1,087	$2,397

The Company has presented EBITDA supplementally because management believes this information enables management, investors, and others readers to evaluate and compare, from period to period, the Company’s results from ongoing operations in a meaningful and consistent manner. We believe net income is the most closely comparable GAAP measure as opposed to cash flow from operations. Similar to net income, management uses EBITDA as a measure of the performance of our operations without the vagaries of fluctuations in working capital that cash flow from operations would have. Management also uses the EBITDA results when making operating decisions that require additional resources and as a basis for certain calculations for compensation programs. We believe that the relevant metric for our business to measure liquidity is our working capital plus our availability under our existing line of credit, both of which are disclosed in our liquidity discussion under Liquidity and Capital Resources below.

Liquidity and Capital Resources

Cash flows from operations, cash on hand, and amounts available under the Company’s $90 million bank credit facility are the Company’s principal sources of liquidity. The Company’s bank credit facility is scheduled to mature on February 1, 2007. The Company believes that cash flows from operations and amounts available under the bank credit facility will be adequate to meet its anticipated working capital needs, capital expenditures, dividend payments, if any, and debt service requirements during the next twelve months, as well as any investments the Company may make.

There were $22.9 million of borrowings under the Company’s revolving bank credit facility (excluding $6.0 million of outstanding letters of credit) at April 2, 2005. The Company had additional borrowing capacity of $61.1 million available at that time. As of May 13, 2005 the Company had borrowings of $10.0 million (excluding $6.0 million of outstanding letters of credit) and additional borrowing capacity of $74.0 million. The Company’s bank credit facility bears interest at a rate per annum equal to (at the Company’s option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank’s prime rate.

During the thirteen weeks ended April 2, 2005, cash flows provided by operating activities were approximately $9.9 million, consisting primarily of cash generated from income before non-cash expenses of $2.3 million, an increase in accrued expenses and other liabilities of $4.8 million (of which $3.7 million was accrued interest) and a decrease in (i) prepaid expenses of $2.2 million, (ii) inventory of $.8 million and (iii) accounts receivable of $.1 million, slightly offset by a use of cash as a result of a decrease in accounts payable of $.2 million and an increase in other assets of $.1 million.

Cash flows used by investing activities during the thirteen weeks ended April 2, 2005 were approximately $3.1 million consisting of $4.0 million of new loans to customers, and $1.4 million for capital expenditures ($1.2 million of which were leasehold improvements related to the grocery warehouse expansion) offset by $2.3 million of note receivable collections. Net cash used in financing activities of approximately $6.3 million consisted primarily of net repayments under the bank credit facility.

The consolidated indebtedness of the Company decreased to $173.0 million at April 2, 2005 as compared to $179.3 million at January 1, 2005. Stockholders’ equity increased to $31.7 million at April 2, 2005 as compared to $30.6 million at January 1, 2005.

Under the terms of the Company’s bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of April 2, 2005, the Company was in compliance with its covenants.

From time to time when the Company considered market conditions attractive, the Company has purchased, and may in the future purchase, its senior notes on the open market and retire a portion of its public debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company in the period covered by this report. See our Annual Report on Form 10-K for the year ended January 1, 2005 for a discussion of market risk for the Company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2005. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

II-OTHER INFORMATION

Item 1. Legal Proceedings

No material developments since our last filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

31.2– Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer of Di Giorgio Corporation Pursuant to 18 U. S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DI GIORGIO CORPORATION

By:	/s/ Stephen R. Bokser
Stephen R. Bokser
Co-Chairman and Chief
Executive Officer

By:	/s/ Lawrence S. Grossman
Lawrence S. Grossman
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: May 23, 2005