Form 10-Q
period 2005-07-02
DI GIORGIO CORP
filed 2005-07-29
CIK 28871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2005

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

As of July 25, 2005 there were outstanding 78.1158 shares of Class A Common Stock and 76.8690 shares of Class B Common Stock. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $0 because all voting and non-voting stock is held by affiliates of the registrant.

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Condensed Balance Sheets,
     January 1, 2005 and July 2, 2005 (Unaudited)..........................   1

   Consolidated Condensed Income Statements,
     Twenty-six and Thirteen Weeks Ended June 26, 2004
      and July 2, 2005 (Unaudited).........................................   2

   Consolidated Condensed Statement of Stockholders' Equity,
     Twenty-six Weeks Ended July 2, 2005 (Unaudited).......................   3

   Consolidated Condensed Statements of Cash Flows,
     Twenty-six Weeks Ended June 26, 2004
     and July 2, 2005 (Unaudited)..........................................   4

   Notes to Consolidated Condensed Financial Statements (Unaudited)........   5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   12

Item 4. Controls and Procedures............................................   12

PART II.OTHER INFORMATION

Item 1. Legal Proceedings..................................................   13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........   13

Item 3. Defaults Upon Senior Securities....................................   13

Item 4. Submission of Matters to a Vote of Security Holders................   13

Item 5. Other Information..................................................   13

Item 6. Exhibits...........................................................   13

Signatures ................................................................   14

                             Di Giorgio Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                          (in thousands)

                                              January 1, 2005      July 2, 2005
                                                                   (unaudited)
                     ASSETS
Current Assets:
  Cash                                                $8,181            $8,715
  Accounts and notes receivable-net                  112,902           100,416
  Inventories                                         65,838            62,550
  Deferred income taxes                                3,590             3,829
  Prepaid expenses                                     5,904             5,216
                                                      ------            ------
     Total current assets                            196,415           180,726
                                                    --------          --------

Property, Plant and Equipment
  Cost                                                29,695            32,223
  Accumulated depreciation and amortization          (21,334)          (22,413)
                                                     -------           -------
  Net                                                  8,361             9,810
                                                      ------            ------

Long-term notes receivable                             8,826            10,715
Other assets                                          35,148            34,346
Deferred financing costs-net                           1,655             1,305
Goodwill                                              68,893            68,893
                                                     -------           -------
     Total assets                                   $319,298          $305,795
                                                   =========         =========

       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                          $29,119           $12,370
  Accounts payable                                    67,806            71,945
  Accrued expenses                                    27,419            24,494
  Capital lease payable                                   69                71
                                                         ---               ---
     Total current liabilities                       124,413           108,880
                                                    --------          --------

Long-term debt                                       148,300           148,300
Capital lease liability                                1,808             1,772
Other long-term liabilities                           14,150            14,095
Stockholders' Equity:
  Common stock                                            --                --
  Additional paid-in-capital                           8,002             8,002
  Retained earnings                                   22,625            24,746
                                                     -------           -------
     Total stockholders' equity                       30,627            32,748
                                                     -------           -------
       Total liabilities & stockholders' equity     $319,298          $305,795
                                                    =========         =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                    Consolidated Condensed Income Statements
                                 (in thousands)
                                   (unaudited)

                                                 Thirteen weeks ended    Twenty-six weeks ended
                                                 --------------------    ----------------------
                                                 June 26,      July 2,      June 26,    July 2,
                                                   2004          2005         2004        2005
Revenue:
    Net sales                                   $ 312,150    $ 312,381     $623,294   $636,871
    Other revenue                                   2,977        2,787        5,599      5,672
                                                ---------    ---------    ---------    --------
              Total revenue                       315,127      315,168      628,893    642,543

Cost of products sold                             277,504      278,745      553,789    568,012
                                                ---------    ---------    ---------    --------

Gross profit-exclusive of warehouse expense
  shown below                                      37,623       36,423       75,104       74,531

  Warehouse expense                                14,822       15,135       29,578       30,984
  Transportation expense                            6,674        7,359       13,649       14,939
  Selling, general and administrative expense       8,872        8,690       17,318       18,189
                                                ---------    ---------    ---------    ---------
Operating income                                    7,255        5,239       14,559       10,419

  Interest expense                                  3,804        3,946        7,581        7,971
  Amortization-deferred financing costs               174          174          343          349
  Other income-net                                   (666)        (721)      (1,497)      (1,662)
                                                ---------    ---------    ---------    ---------
Income before income taxes                          3,943        1,840        8,132        3,761
Income tax expense                                  1,688          806        3,480        1,640
                                                ---------    ---------    ---------    ---------
Net income                                      $   2,255    $   1,034    $   4,652    $   2,121
                                                =========    =========    =========    =========


            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                 Class A Common Stock  Class B Common Stock   Additional
                 --------------------  --------------------   Paid-in   Retained
                    Shares     Amount    Shares   Amount      Capital   Earnings     Total
January 1, 2005     78.1158    $--      76.8690      $--      $8,002     $22,625    $30,627

Net income               --     --           --       --         --       2,121      2,121

                     ------   ----       ------     ----      ------      ------     ------
Balance at
July 2, 2005        78.1158    $--      76.8690      $--      $8,002     $24,746    $32,748
                    =======   ====      =======     ====      ======      ======     ======




            See Notes to Consolidated Condensed Financial Statements

                     Di Giorgio Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                     Twenty-six weeks ended
                                                     ----------------------
                                                     June 26,       July 2,
                                                       2004          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  4,652    $  2,121
Adjustments to reconcile net income to net cash
provided by operating activities
  Depreciation and amortization of fixed assets         1,073       1,094
  Other amortization                                      401         639
  Provision for doubtful accounts                         250         250
  Actuarially calculated pension expense                  675         511
  Gain on sale of equipment                               (18)         (6)
  Deferred income taxes                                  (492)       (233)
Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                    (605)      4,658
  Inventories                                          (1,024)      3,288
  Prepaid expenses                                       (789)        688
  Other assets                                           (185)        231
Increase (decrease) in:
  Accounts payable                                      1,183       4,139
  Accrued expenses and other liabilities                  429      (3,214)
                                                     --------    --------
Net cash provided by operating activities               5,550      14,166
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable                          (3,188)     (5,902)
Collections of notes receivable                         7,114       8,273
Proceeds from note participation sale                   1,981       3,318
Additions to property, plant and equipment               (359)     (2,538)
Proceeds from sale of equipment                            90        --
                                                     --------    --------
Net cash provided by investing activities               5,638       3,151
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving line-of-credit          (2,633)    (16,749)
Dividends paid                                        (10,000)       --
Financing fees paid                                      (462)       --
Capital lease payments                                    (31)        (34)
                                                     --------    --------
Net cash used in financing activities                 (13,126)    (16,783)
                                                     --------    --------

Increase (decrease) in cash                            (1,938)        534

Cash at beginning of period                            10,367       8,181
                                                     --------    --------

Cash at end of period                                $  8,429    $  8,715
                                                     ========    ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period:
    Interest                                         $  7,565    $  7,999
                                                     ========    ========
    Income taxes                                     $  1,896    $  1,125
                                                     ========    ========


            See Notes to Consolidated Condensed Financial Statements

                     DI GIORGIO CORPORATION AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1. BASIS OF PRESENTATION


The consolidated condensed balance sheet as of July 2, 2005, the consolidated condensed income statements for the twenty-six weeks and thirteen weeks ended June 26, 2004 and July 2, 2005, the consolidated condensed statement of stockholders' equity for the thirteen weeks ended July 2, 2005, and the consolidated condensed statements of cash flows for the twenty-six weeks ended June 26, 2004 and July 2, 2005, and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended January 1, 2005 (from which the consolidated condensed balance sheet as of January 1, 2005 has been derived) and Form 10-Q for the quarter ended April 2, 2005 as filed with the Securities and Exchange Commission. The information furnished herein reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

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

This change was considered a plan curtailment and requires that the plan assets and liabilities be remeasured and that a gain or loss, if any, be recorded as of the remeasurement date. The remeasurement was done as of February 28, 2005, the end of the month in which the amendment was approved and communicated. The curtailment resulted in a charge to income of $59,000.

Net periodic costs for the Di Giorgio Retirement Plan for the thirteen and twenty-six week periods ended July 2, 2005 and June 26, 2004 include the following components:

                                    Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                    --------------------  ----------------------
                                     July 2,    June 26,    July 2,    June 26,
                                       2005       2004        2005       2004
                                                (in thousands)
Service cost                         $  --      $   273    $   316    $   546
Interest cost                            884        889      1,802      1,777
Expected return on plan assets        (1,344)    (1,181)    (2,693)    (2,363)
Amortization of prior service cost      --            5          3         10
Amortization of net (gain) / loss        371        291        794        585
                                     -------    -------    -------    -------
Net periodic benefit cost                (89)       277        222        555
Curtailment loss                        --         --           59       --
                                     -------    -------    -------    -------
Total net periodic benefit cost      $   (89)   $   277    $   281    $   555
                                     =======    =======    =======    =======



Weighted-average assumptions used to determine
Net periodic benefit cost for years ended December 31
(including the assumptions for remeasurement)               2005           2004
                                                            ----           ----

Discount rate                                               6.00%          6.25%
Expected long-term return on plan assets                    8.25%          8.25%
Rate of compensation increase                               6.00%          6.00%

In conjunction with the change to the Di Giorgio Retirement Plan mentioned above, the Company also modified the Di Giorgio Retirement Savings Plan (the "401(k) Plan") to provide its employees with an alternative source of retirement benefits. Effective April 1, 2005, the Company replaced the current match of employee contributions with an increased employer contribution (paid quarterly) which will be paid regardless of whether an employee makes a 401(k) contribution, and regardless of the amount of that contribution. The Company incurred approximately $260,000 of expense in the second quarter for this change.



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

General

Revenue in the current quarter was flat from the same period in the prior year. Higher distribution expenses and gross margin pressure continued to negatively affect the Company's net income and EBITDA. Included in the quarter's higher expenses was $.6 million in severance related expenses, $.5 million of which related to payments and benefits to several employees that should result in annual savings of approximately $.8 million.


Results of Operations

Thirteen weeks ended July 2, 2005 and June 26, 2004

Net sales for the thirteen weeks ended July 2, 2005 increased slightly to $312.4 million from $312.2 million in the prior period. Other revenue, consisting of recurring customer related services, decreased slightly to $2.8 million for the thirteen weeks ended July 2, 2005 as compared to $3.0 million in the prior period.

Gross profit decreased to $36.4 million or 11.7% of net sales for the thirteen weeks ended July 2, 2005 as compared to $37.6 million or 12.1% of net sales in the prior period reflecting competitive pricing pressures as well as a change in the mix of both customers and products sold. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased to $15.1 million or 4.8% of net sales for the thirteen weeks ended July 2, 2005, as compared to $14.8 million or 4.7% of net sales in the prior period, primarily as a result of additional labor, taxes and fringe benefits of $.4 million partially offset by a $.1 million decrease in rent expense.

Transportation expense increased to $7.4 million or 2.4% of net sales for the thirteen weeks ended July 2, 2005 as compared to $6.7 million or 2.1% of net sales in the prior period, primarily as a result of increased fuels costs of $.2 million and increased worker's compensation expense of $.3 million.

Selling, general and administrative expense decreased to $8.7 million or 2.8% as a percentage of sales for the thirteen weeks ended July 2, 2005 as compared to $8.9 million or 2.8% of net sales in the prior period. Excluding severance costs of $.6 million in the current quarter and transaction expenses of $.3 million in the second quarter of 2004, selling, general and administrative expenses decreased $.5 million. Among the components of the decrease were bad debt recoveries of $.2 million, savings resulting from the severance of employees, and savings in connection with the change in the Company's pension plan that became effective April 1, 2005.

Net income for the thirteen weeks ended July 2, 2005 was $1.0 million as compared to net income of $2.3 million in the prior period.

Twenty-six weeks ended July 2, 2005 and June 26, 2004

Net sales for the twenty-six weeks ended July 2, 2005 increased $13.6 million or 2.2% to $636.9 million from $623.3 million in the prior period as a result of the addition of new store locations by our existing customer base in the first quarter 2005. Other revenue, consisting of recurring customer related services, increased slightly to $5.7 million for the twenty-six weeks ended July 2, 2005 as compared to $5.6 million in the prior period.

Gross profit decreased to $74.5 million or 11.7% of net sales for the twenty-six weeks ended July 2, 2005 as compared to $75.1 million or 12.0% of net sales in the prior period reflecting competitive pricing pressures as well as a change in the mix of both customers and products sold. Caution should be taken when comparing the Company's gross margin to that of other companies because other companies, while still complying with GAAP, may characterize income and expenses differently.

Warehouse expense increased to $31.0 million or 4.9% of net sales for the twenty-six weeks ended July 2, 2005, as compared to $29.6 million or 4.7% of net sales in the prior period, primarily as a result of additional labor, taxes and fringe benefits of $1.3 million. In addition, utility expenses increased $.1 million in the current period as compared to the prior period.

Transportation expense increased to $14.9 million or 2.3% of net sales for the twenty-six weeks ended July 2, 2005 as compared to $13.6 million or 2.2% of net sales in the prior period, primarily as a result of increased fuels costs of $.4 million , increased worker's compensation expense of $.4 million, increased owner operator delivery service costs of $.2 million and increased toll expense of $.1 million.

Selling, general and administrative expense increased to $18.2 million or 2.9% as a percentage of net sales for the twenty-six weeks ended July 2, 2005 as compared to $17.3 million or 2.8% of net sales in the prior period. The current period included $.6 million of expenses incurred in connection with the Company's withdrawn tender offer to refinance its senior notes in January 2005 and $.6 million of severance related expenses. Excluding these non recurring expenses, selling, general and administrative expense decreased as a percentage of net sales to 2.7% as compared to 2.8% of net sales in the prior period.

Net income for the twenty-six weeks ended July 2, 2005 was $2.1 million as compared to net income of $4.7 million in the prior period.


Reconciliation of EBITDA to net income (in thousands):
                                                       Twenty-six weeks ended
                                                     July 2, 2005  June 26, 2004
          EBITDA                                      $13,465        $17,187
          Less: depreciation and
             amortization of fixed assets               1,094          1,073
          Less: other amortization                        639            401
          Less: interest expense                        7,971          7,581
          Less: income tax provision                    1,640          3,480
                                                       -------       -------
          Net income                                  $ 2,121        $ 4,652
                                                      =======        =======

The Company has presented EBITDA supplementally because management believes this information enables management, investors, and other readers to evaluate and compare, from period to period, the Company's results from ongoing operations in a meaningful and consistent manner. We believe net income is the most closely comparable GAAP measure as opposed to cash flows from operations. Similar to net income, management uses EBITDA as a measure of the performance of our operations without the vagaries of fluctuations in working capital that cash flows from operations would have. Management also uses the EBITDA results when making operating decisions that require additional resources and as a basis for certain calculations for compensation programs. We believe that the relevant metric for our business to measure liquidity is our working capital plus our availability under our existing line of credit, both of which are disclosed in our liquidity discussion under Liquidity and Capital Resources below.

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

There were $12.4 million of borrowings under the Company's revolving bank credit facility (excluding $6.1 million of outstanding letters of credit) at July 2, 2005. The Company had additional borrowing capacity of $71.5 million available at that time. The Company's bank credit facility bears interest at a rate per annum equal to (at the Company's option): (i) the Euro dollar offering rate plus 1.625% or (ii) the lead bank's prime rate.

During the twenty-six weeks ended July 2, 2005, cash flows provided by operating activities were approximately $14.2 million, consisting primarily of cash generated from income before non-cash expenses of $4.4 million, an increase in accounts payable of $4.1 million and a decrease in (i) accounts receivable of $4.7 million, (ii) inventory of $3.3 million (iii) prepaid expenses of $.7 million and (iv) other assets of $.2 million, offset by a use of cash as a result of a decrease in accrued expenses and other liabilities of $3.2 million.

Cash flows provided by investing activities during the twenty-six weeks ended July 2, 2005 were approximately $3.2 million consisting of collections of notes receivable of $8.3 million and proceeds from the sale of note participations of $3.3 million offset by $5.9 million of new loans to customers and $2.5 million for capital expenditures, approximately $2.0 million of which were for leasehold improvements related to its grocery warehouse expansion. The Company expects to spend approximately $1.0 million for additional capital expenditures over the rest of 2005, many of which relate to office reconfigurations as a result of the warehouse expansion. Net cash used in financing activities of approximately $16.8 million consisted primarily of net repayments under the bank credit facility.

The Company is engaged in discussions with a financial institution to provide it with a new bank credit facility to replace its current $90 million bank credit facility. The new bank credit facility would include both a $120 million revolving credit line and the ability, under certain circumstances, including the prior approval of the financial institution, to draw down an incremental $40 million term loan. The arrangement would require the Company to grant the financial institution a security interest in certain assets of the Company not currently pledged to secure the existing $90 million revolving bank credit facility. The Company anticipates entering into such a financing arrangement in the third quarter of 2005. The new bank credit facility would be subject to customary closing conditions and there can be no assurance that such an arrangement will be consummated.

Under the terms of the Company's existing bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios. As of July 2, 2005, the Company was in compliance with such covenants.

The consolidated indebtedness of the Company decreased to $162.5 million at July 2, 2005 as compared to $179.3 million at January 1, 2005. Stockholders' equity increased to $32.7 million at July 2, 2005 as compared to $30.6 million at January 1, 2005.

From time to time when the Company has considered market conditions attractive, the Company has purchased, and may in the future purchase, its senior notes on the open market and retire a portion of its public debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company in the period covered by this report. See our Annual Report on Form 10-K for the year ended January 1, 2005 for a discussion of market risk for the Company.


Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 2, 2005. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

Part II-OTHER INFORMATION

Item 1. Legal Proceedings

     No material developments since our last filing.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Concurrent with this filing the Company has updated its Code of Ethics for senior executive officers, a copy of which is included as an exhibit.

Item 6.  Exhibits

     (a)  31.1 -  Certification  of the  Chief  Executive  Officer  pursuant  to
          Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

          31.2- Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.

          32.1 - Certification of the Chief Executive Officer and the Chief Financial Officer of Di Giorgio Corporation pursuant to 18 U. S.C.
          Section 1350.


     (b)  14.1 Di  Giorgio  Corporation  Code of  Ethics  For  Senior  Executive
          Officers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DI GIORGIO CORPORATION


                                        By:   /s/ Stephen R. Bokser
                                              --------------------------
                                              Stephen R. Bokser
                                              Co-Chairman and  Chief
                                              Executive Officer

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


Date: July 28, 2005




                                      -14